Form 10-Q
period 1996-03-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1996-05-15
CIK 846814

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             March 31, 1996
                                ----------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

     Commission file number             0-17894
                            ---------------------------------------------------


                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

            Ohio                                         34-1622711
- - -----------------------------                -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


135 East Liberty Street, Wooster, Ohio                      44691
- - --------------------------------------       -----------------------------------
(Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code (216) 264-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                              3,257,092
- - -----------------------------              -------------------------------------
          (Class)                          (Shares Outstanding at May 10, 1996)

                       This Form 10-Q contains 16 pages.
                               (No Exhibit Index)

FirstFederal Financial Services Corp


Table of Contents
- - --------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Consolidated Statements of Financial Condition as of March
          31, 1996 and December 31, 1995                                       3

         Consolidated Statements of Operations for the Three Months
          Ended March 31, 1996 and 1995                                        4

         Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1996 and 1995                                        5

         Notes to Consolidated Financial Statements                          6-7

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8-13

Part II. Other Information                                                    14

         Signatures                                                           15

         Exhibit                                                              16
         -----------------------------------------------------------------------

Part I.  Financial Information
- - ------------------------------

                      FirstFederal Financial Services Corp
                                 and Subsidiary
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                                      March 31,   December 31,
                                                        1996        1995 (1)
Assets                                               (unaudited)
- - ------                                               -----------  ------------
Cash on hand and in other financial institutions       $ 21,994       $ 18,621
Interest-bearing deposits in other financial
   institutions                                           7,573          8,862
                                                       --------       --------
   Total cash and cash equivalents                       29,567         27,483

Investment securities:
   Available for sale (Amortized cost of $36,463
    and $41,720, respectively)                           36,364         41,953
   Held to maturity (Fair value of $5,622 and
    $3,737, respectively)                                 5,725          3,795
Mortgage-backed securities:
   Available for sale (Amortized cost of $159,798
    and $174,981, respectively)                         158,683        174,974
   Held to maturity (Fair value of $88,111 and
    $85,847, respectively)                               89,772         86,147
Loans held for sale                                      19,168         36,664
First mortgage and other loans, net                     619,394        544,396
Accrued interest receivable                               5,976          6,284
Stock in Federal Home Loan Bank of Cincinnati, at
 cost                                                    14,419         14,172
Premises and equipment, net                               7,556          7,442
Other assets                                              6,835          3,960
                                                       --------       --------
                                                       $993,459       $947,270
                                                       ========       ========

Liabilities and Shareholders' Equity
- - ------------------------------------
Deposits                                               $619,021       $574,041
Advances from the Federal Home Loan Bank and
 other borrowings                                       284,095        286,726
Advance payments by borrowers for taxes and
 insurance                                                2,072          3,714
Accrued expenses and other liabilities                   11,499          6,256
                                                       --------       --------

  Total Liabilities                                     916,687        870,737
                                                       --------       --------

Shareholders' Equity:
   Serial preferred stock, no par value:
     authorized 1,500,000 shares; Series A, 528,847
     and 538,847 shares issued and outstanding,
     respectively, Series B, 496,500 shares issued
     and outstanding                                     23,875         24,132
   Common stock, $1.00 par value; authorized
     20,000,000 shares; issued and outstanding
     3,405,176 shares                                     3,405          3,405
   Paid-in capital                                       16,010         16,310
   Retained earnings                                     37,098         35,338
   Treasury stock, at cost (427,526 and 430,801
     shares, respectively)                               (2,827)        (2,799)
   Unrealized gain (loss) on securities available for
     sale                                                  (789)           147
                                                       --------       --------
                                                         76,772         76,533
                                                       --------       --------
                                                       $993,459       $947,270
                                                       ========       ========

(1)  Derived from audited financial statements at December 31, 1995.

See accompanying notes to consolidated financial statements.

                      FirstFederal Financial Services Corp
                                 and Subsidiary
               Consolidated Statements of Operations (Unaudited)
                  (In thousands except per share information)

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                           1996          1995
                                                           ----          ----
Interest and dividend income:
Loans                                                   $12,095       $ 9,891
Mortgage-backed securities                                4,158         4,616
Investment securities and other interest income             771           621
Dividends on stock in Federal Home Loan Bank of
 Cincinnati                                                 247           208
                                                         ------        ------
  Total interest and dividend income                     17,271        15,336
                                                         ------        ------

Interest expense:
Deposits                                                  6,818         5,337
Borrowings                                                4,207         3,923
                                                         ------        ------
  Total interest expense                                 11,025         9,260
                                                         ------        ------

  Net interest income                                     6,246         6,076

Provision for losses on loans                                90             -
                                                         ------        ------
  Net interest income after provision                     6,156         6,076
                                                         ------        ------

Other income:
Net gains on sales of loans                                 433           114
Net gains on sales of investments and mortgage-backed
 securities                                                 275           104
Other operating income                                      851           509
                                                         ------        ------
  Total other income                                      1,559           727
                                                         ------        ------

Operating expenses:
Compensation and related benefits                         1,564         1,398
Premises & equipment                                        448           411
Federal insurance premium                                   314           289
Professional and other fees                                 229           186
State taxes                                                 296           233
Other operating expenses                                    974           676
                                                         ------        ------

  Total operating expenses                                3,825         3,193
                                                         ------        ------

Earnings before Federal income taxes                      3,890         3,610
Federal income taxes                                      1,338         1,258
                                                         ------        ------

  Net earnings                                          $ 2,552       $ 2,352
                                                         ======        ======

  Net earnings applicable to common stock               $ 2,117       $ 1,897
                                                         ======        ======

  Net earnings per common share (Note 3)
   Primary                                              $   .64       $   .57
   Fully diluted                                        $   .48       $   .45

  Weighted average number of shares outstanding:
   Primary                                            3,307,223     3,297,221
   Fully diluted                                      5,263,547     5,356,722


See accompanying notes to consolidated financial statements.

                      FirstFederal Financial Services Corp
                                 and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
 Net earnings                                              $  2,552   $  2,352
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Provisions for losses on loans                                 90          -
  Net gains from sales                                         (708)      (218)
  Accretion of discounts, amortization of premiums and
   depreciation, net                                            224        299
  Proceeds from sale of loans held for sale                  15,076     13,018
  Disbursements for loans held for sale                     (20,647)   (13,821)
  Other                                                       5,341      2,307
                                                           --------   --------

  Net cash provided by operating activities                   1,928      3,937
                                                           --------   --------

Cash flows from investing activities:
 Loans originated                                           (93,142)   (30,078)
 Principal repayments of mortgage and other loans            41,856     12,825
 Proceeds from:
  Mortgage-backed securities repayments and sales
   Available for sale                                        35,679     12,849
   Held to maturity                                           3,320      2,592
  Investment securities repayments and sales
   Available for sale                                        20,868      2,722
   Held to maturity                                              70         74
  Assets acquired in settlement of loan sales                    37         12
 Purchases of:
  Mortgage-backed securities
   Available for sale                                       (20,337)         -
   Held to maturity                                          (6,945)         -
  Investment securities
   Available for sale                                       (15,495)   (10,000)
   Held to maturity                                          (2,000)         -
  Net cash received in acquisition                           23,670          -
  Purchase of premises and equipment, net                      (328)      (210)
                                                           --------   --------
    Net cash used by investing activities                   (12,747)    (9,214)
                                                           --------   --------

Cash flows from financing activities:
 Net increase in deposits                                    18,553      5,662
 Proceeds from Federal Home Loan Bank advances               43,800     56,300
 Repayments on Federal Home Loan Bank advances              (51,795)   (37,144)
 Net proceeds from securities sold under agreement to
  repurchase                                                  5,364     (9,775)
 Net decrease in advance payments by borrowers for taxes
  and insurance                                              (1,642)    (1,423)
 Repurchase of common and preferred stock                      (705)         -
 Proceeds from common stock transactions                        120         41
 Payment of cash dividends                                     (792)      (780)
                                                           --------   --------

    Net cash provided by financing activities                12,903     12,881
                                                           --------   --------
 Net increase in cash & cash equivalents                      2,084      7,604
 Cash and cash equivalents at beginning of year              27,483     10,951
                                                           --------   --------
 Cash and cash equivalents at end of period                $ 29,567   $ 18,555
                                                           ========   ========

  See accompanying notes to consolidated financial statements.

                      FirstFederal Financial Services Corp
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

  (1)   Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for
  interim financial information and the instructions to Form 10-Q.   It is
  assumed that the readers of these interim financial statements have read or have access to the 1995 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiary, First Federal Savings and Loan Association of Wooster (the "Association") and the Association's subsidiaries.

        In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995, and its cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassifications have been made for 1995 to conform to classifications used in 1996.

  (2)   Commitments

        At March 31, 1996, the Association had outstanding commitments to originate mortgage loans aggregating approximately $38.2 million. There were no outstanding commitments to sell mortgage loans at March 31, 1996. Outstanding commitments to purchase mortgage-backed securities or other investment securities were $693,000 at March 31, 1996.

  (3)   Earnings Per Share of Common Stock

        Primary earnings per share were computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, after giving effect to the reduction of earnings by the dividend paid on the cumulative serial preferred stock. Exercisable stock options are included as common share equivalents. The fully diluted earnings per share assume the conversion of the Series A and Series B cumulative serial preferred stock. Per share information has been adjusted to reflect a 10% common stock dividend granted to the shareholders of record on May 2, 1995.
  On April 17, 1996, the Board of Directors declared a 10% common stock dividend to the shareholders of record on May 2, 1996. All share and per share data presented herein have been restated for the effect of the stock dividend in 1995 and 1996. The primary earnings per share and fully diluted earnings per share of $.70 and $.53 for the three months ended March 31, 1996 previously announced to the shareholders and the public have been restated to $.64 and $.48, respectively.

                      FirstFederal Financial Services Corp
                                 and Subsidiary

                   Notes to Consolidated Financial Statements

  (4)   Cash Dividends on Common and Preferred Stock

        On January 23, 1996, the Board of Directors declared cash dividends for the common stock and Series A and Series B Preferred Stock. The $.12 per common share dividend was paid on February 22, 1996 to shareholders of record as of February 2, 1996. The Series A preferred dividend of $.4375 per share was paid on March 1, 1996 to shareholders of record as of February 12, 1996 and the Series B preferred dividend of $.40625 per share was also paid on March 1, 1996 to shareholders of record as of February 12, 1996.

  (5)   Recently Issued Accounting Standards

        Statement of Financial Accounting Standards (SFAS) No. 122
  "Accounting for Mortgage Servicing Rights", issued May, 1995, amended Financial Accounting Standards Board Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions.
  Under the statement, when the Company sells or securitizes loans and retains the mortgage servicing rights, it is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any cost allocated to mortgage servicing rights is recognized as a separate asset. The Company adopted this statement effective January 1, 1996. The impact of this statement on the financial statements has been immaterial. The Company is recognizing approximately 1% of the loan principal balances sold as mortgage servicing right assets, and a corresponding increase in gains on sales of loans, although there can be no assurances this amount will continue.

        In October 1995, the Financial Accounting Standards Board issued
  SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

  (6)   Acquisition

        On March 23, 1996, the Association acquired a branch in Mt. Vernon,
  Ohio from Peoples National Bank, Wooster, Ohio. The Association assumed deposit liabilities of $26.6 million and acquired fixed assets, deposit loans and cash. The purchase of the branch was accounted for by the purchase method and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $2.4 million, which will be amortized by the straight-line method over ten years. The former Peoples branch has been closed and the deposits transferred to the existing Mt. Vernon branch on South Main Street.

                     FirstFederal Financial Services Corp
                                and Subsidiary

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

  Results of Operations
  ---------------------

        Net earnings for the first quarter of 1996 totaled $2.6 million, an increase of 8.5% over the $2.4 million earned in the same quarter of 1995. On a per share basis, net earnings of $.64 for the first quarter of 1996 increased 12.3% over the $.57 earned during the same period in 1995. The improvement in earnings is primarily attributable to an increase in net interest income, gains on sales of loans and securities and other income partially offset by increases in operating expenses. The annualized return on average assets for the three month period ended March 31, 1996 was 1.07% as compared to 1.12% for the same period in 1995. The annualized return on average shareholder's equity for the three month period ended March 31, 1996 was 13.32% as compared to 13.30% for the same period in 1995.

        FirstFederal's net earnings are primarily dependent upon the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid, respectively. Net earnings are also affected by the Company's non-interest income and by its non-interest expenses.

        The following table presents for the periods indicated the average interest-earnings assets and the average yields, the average interest-bearing liabilities and average rates and the interest rate margin. All average balances are daily average balances.


                                                Three Months Ended
                                                    March 31,
                                   --------------------------------------------
                                             1996                   1995
                                   --------------------------------------------
                                     Average                Average
                                   Outstanding   Yield/   Outstanding   Yield/
                                     Balance    Rate/1/     Balance    Rate/1/
                                   -----------  --------  -----------  --------
                                              (Dollars in Thousands)
  Net interest income                 $  6,246               $  6,076
                                      ========               ========
  Interest-earning assets:
    Mortgage loans                    $601,678     8.04%     $488,715     8.10%
    Mortgage-backed securities         260,065     6.40       282,252     6.54
    Investments                         58,468     6.96        48,363     6.86
                                      --------    -----      --------     ----
      Total average
       interest-earning assets         920,211     7.51       819,330     7.49
                                      --------    -----      --------     ----
  Interest-bearing liabilities:
    Savings                            581,090     4.71       502,097     4.31
    Borrowings                         289,507     5.82       268,541     5.92
                                      --------    -----      --------     ----
      Total average
       interest-bearing
       liabilities                     870,597     5.08       770,638     4.87
                                      --------    -----      --------     ----
  Average interest-free funds         $ 49,614               $ 48,692
                                      ========               ========
  Interest rate spread                             2.43                   2.62
  Impact of interest-free funds                     .29                    .35
                                                  -----                   ----
  Interest rate margin/2/                          2.72%                  2.97%
                                                  =====                   ====
- - --------------------

  /1/Annualized
  /2/Net interest income divided by average interest-earning assets.

        Net interest income increased by $170,000, or 2.8% from $6.1 million for the first quarter of 1995 to $6.2 million for the first quarter of 1996. Net interest income increased due to an increase in average interest-earning assets of 12.3%, offset partially by a smaller increase in average interest-bearing liabilities and a declining interest rate margin to 2.72% at March 31, 1996 from 2.97% at March 31, 1995. The principal source of this growth in average interest-earning assets was an increase in originations of mortgage and consumer loans which was funded by increases in deposit liabilities and borrowings. The net interest rate margin declined for the quarter because of the rise in interest rates during the first half of 1995. This increase in market interest rates had the effect of increasing the average cost of deposits faster than the average interest rates earned on the Company's assets.

        Total interest and dividend income was $17.3 million for the three months ended March 31, 1996, an increase of $2.0 million, or 12.6%, from $15.3 million for the same period in 1995. This increase resulted primarily from an increase of $100.9 million in the average balance of interest-earning assets, as well as a 2 basis point increase in the weighted average yield on interest-bearing assets.

        Interest expense was $11.0 million for the three months ended March 31, 1996, an increase of $1.7 million, or 19.1%, from the $9.3 million for the three months ended March 31, 1995. This increase was due to an increase in average interest-bearing liabilities of $100.0 million for the period plus an increase in the average cost of funds from 4.87% at March 31, 1995 to 5.08% at March 31, 1996. This 21 basis points increase in cost of funds was primarily due to rising market interest rates for certificate of deposits and the transfer of funds from regular passbook savings to certificates of deposit.

        A provision of $90,000 was recorded for losses on loans for the first quarter of 1996 as compared with no provision for the same period in 1995.
  The provision was due primarily to a continuing increase in consumer loan originations which inherently have a higher risk level. Originations of consumer loans were $19.1 million for the first quarter of 1996 as compared to $7.2 million for the first quarter of 1995. The provision for 1996 reflects the Company's evaluation of the loan portfolio and the increased emphasis on consumer loan originations. The reserves for loan losses are analyzed on an ongoing basis and the adequacy of the reserves are determined by a detailed review of problem loans and real estate owned as well as the historical trends in the losses on the various types of loans. See "Non-performing Assets and Loan Loss Reserves" for further information on the provisions and analysis of loan loss reserves.

        Total non-interest income was $1.6 million for the three months ended March 31, 1996, up 14.4% from the $727,000 for the same period in 1995. This increase was due to a $490,000 increase in gains on sale of loans and mortgage-backed securities and a $342,000 increase in retail banking fees. The increase in gains was attributable to increased loan sales and the change in accounting for servicing rights according to SFAS No. 122. Under SFAS No. 122 the Company must allocate the cost of loans originated for sale to both mortgage servicing rights and the loan (without servicing rights) based on their relative fair values. This has increased the initial gain on sale but leads to increased write-offs of this servicing asset over the estimated life of the loan. The increase in retail deposit fees for the first quarter was primarily due to the growth in new checking accounts as a result of a new marketing program initiated by the Association during June, 1995 to increase the percentage of deposits that are considered core deposits.

        Total operating expenses during the three months ended March 31, 1996 were $3.8 million as compared to $3.2 million for the same period in 1995, an increase of $.6 million, or 19.8%. The increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses.

        The increase in compensation and benefits for the first quarter of 1996 over 1995 was due to the addition of new employees for a new branch which opened in Orrville during the first quarter of 1996, and the addition of new employees to start up a commercial lending division within the Company. Premises and equipment expenses increased also primarily because of the new branch opening in Orrville. The increase in state taxes is primarily due to an increase in the equity of the Company as the state tax is basically a fixed percentage of that equity. Other expenses increased primarily due to marketing and advertising costs associated with the new high performance checking marketing campaign and also due to increased loan origination expenses as a result of an increase in the volume of loans closed during the first quarter of 1996. Overall the Company's operating expenses to average assets ratio was 1.60% for the first quarter of 1996 as compared to 1.52% for the same period in 1995.

        Income tax expense increased by $80,000, or 6.4%, for the three months ended March 31, 1996 in comparison to the same period in 1995. The increase was a result of the 7.8% increase in pre-tax earnings. The effective income tax rate was approximately 34% for both periods.

  Asset/Liability Management
  --------------------------

        The primary objective of interest rate risk management is to maintain a balance between the stability of net interest income and the risks of changing market interest rates. One measure of the Company's vulnerability to changing interest rates is the percentage of loans and mortgage-backed securities that are adjustable or short-term in nature, as such assets adjust more quickly to changes in interest rates. The percentage of FirstFederal's loans and mortgage-backed securities that are adjustable-rate or short-term increased from 49.6% at December 31, 1995 to 50.3% at March 31, 1996. This increase was due primarily to the continued emphasis on maintaining adjustable-rate products in the portfolio. The increased originations of consumer loans which are shorter-term in nature also contributed to the increased ratio.

        A second measure of the vulnerability to changing interest rates is the interest-rate sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specific period. The one year interest rate sensitivity gap as a percentage of total assets was a negative 7.5% at March 31, 1996 as compared to a positive 2.8% at December 31, 1995. The increase in the interest-rate sensitivity gap is due to the lag in repricing of interest-earning assets as compared to the repricing of the interest-bearing liabilities plus the origination of an increased share of fixed rate loans during the quarter which were funded by shorter-term deposits.

        In managing its interest-rate sensitivity gap position, FirstFederal emphasizes the origination and retention of adjustable-rate mortgage loans and mortgage-backed securities, consumer loans and home equity loans and 10 and 15 year fixed-rate mortgage loans. FirstFederal also attempts to maintain a large base of core deposits, emphasizes certificate of deposit accounts with maturities of two years or greater and utilizes longer-term Federal Home Loan Bank ("FHLB") advances to assist in managing interest rate risk. The Corporation strives to maintain a position of neutrality between the maturities of its interest-earning assets and interest-bearing liabilities. This results in more stabilized net interest margins in periods of either rising or falling interest rates.

  Financial Condition
  -------------------

        Total assets of the Corporation increased by $46.2 million, or 4.9%, from $947.3 million at December 31, 1995 to $993.5 million at March 31, 1996. This increase was primarily from an increase in total loans of $57.5 million offset partially by a decline in mortgage-backed securities. This growth was funded by a $45.0 million increase in deposit liabilities.

        Total cash and cash equivalents increased by $2.1 million, or 7.6%, primarily due to the partial use of funds from the Mount Vernon branch purchase to increase liquidity while the majority of these funds went to loan originations.

        First mortgage loans and loans held for sale increased $57.5 million, or 9.9% to $638.6 million at March 31, 1996 from $581.1 million at December 31, 1995. The increase in the loan portfolio was due to increased loan originations during the first quarter. Originations of both mortgage and consumer loans were $113.8 million for the three months ended March 31, 1996, an increase of $69.9 million, or 159.2%, over the $43.9 million in originations for the same period in 1995. The increase in originations was due to lower mortgage interest rates during January and February, increased originations of consumer loans and an increase in residential mortgage originations from third party correspondents.

        Mortgage-backed securities available for sale declined by $16.3 million, or 9.3%, for the first quarter of 1996 due to the sale of securities to partially fund the increase in loans.

        Total deposits increased by $45.0 million, or 7.8%, to $619.0 million at March 31, 1996 from $574.0 million at December 31, 1995. Of the $45.0 million increase, $26.6 million was from the assumptions of deposit liabilities from the purchase of the Peoples National Bank branch. The other $18.4 million increase came from a new branch opened in Orrville, increased core deposit accounts from the new checking account promotion and other retail certificates of deposit.

        Total advances from the Federal Home Loan Bank (the "FHLB") and other borrowings declined by $2.6 million or .9% during the three months ended March 31, 1996. The decline was due to repayments on advances at the FHLB.
  Advances and other borrowings may fluctuate significantly depending upon loan demand and the Corporation's asset/liability strategy.

        Shareholders' equity increased by $239,000, or .3%, from $76.5 million at December 31, 1995 to $76.8 million, or 7.7% of total assets, at March 31, 1996. The increase in shareholders' equity was attributable to net earnings for the first quarter of 1996 offset in part by the payment of dividends on both the common and preferred stocks of the Company. Also contributing to a decline in equity was an additional unrealized loss on securities available for sale at March 31, 1996.

  Non-Performing Assets and Loan Loss Reserves
  --------------------------------------------

        Management reviews delinquent loans on an ongoing basis in order to determine the collectability of both interest and principal. The Company's non-performing and restructured assets decreased by $352,000 to $1.5 million at March 31, 1996 from $1.9 million at December 31, 1995. The ratio of non-performing and restructured assets to total assets was .15% at March 31, 1996 as compared to .20% at December 31, 1995. The decline reflects an improving Ohio economy as well as continued attention paid to collections and asset dispositions.

        The table below sets forth the amounts and categories of risk elements in FirstFederal's loan portfolio. Non-performing assets include non-accrual loans, restructured loans and assets acquired in settlement of loans. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. In addition, one-to-four family residential mortgage loans and multifamily residential and commercial real estate loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. Restructured loans are loans which have involved forgiving a portion of interest or principal or loans made at a rate materially less than that of market rates.


                                            03/31/96    12/31/95    09/30/95    06/30/95    03/31/95
                                           ---------   ---------   ---------   ---------   ---------
                                                             (Dollars in Thousands)

Total non-accruing loans                   $   1,107   $   1,425   $   1,083   $     550   $     517
Assets acquired in settlement of loans            90          99          17          90          82
Restructured loans                               341         366         362         347         349
                                           ---------   ---------   ---------   ---------   ---------
Total non-performing and
 restructured assets                       $   1,538   $   1,890   $   1,462   $     987   $     948
                                           =========   =========   =========   =========   =========
Total non-performing and restructured
 assets as a percentage of total assets          .15%        .20%        .16%        .11%        .11%
                                           =========   =========   =========   =========   =========

        Management of FirstFederal continuously reviews the loan portfolio to determine the adequacy of loan loss reserves. This review is based upon management's assessment of the risks involved in the various types of loans. As a result of this review, FirstFederal had set aside $3.0 million at March 31, 1996 in reserves to cover potential losses, representing 197% of the total non-performing and restructured assets.

        Based on current information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions may be necessary, however, based upon changing economic conditions, increased loan balances and the conditions of the underlying collateral.

  Liquidity and Capital Resources
  -------------------------------

        The Association is required to maintain a minimum level of certain liquid investments, as defined in the Office of Thrift Supervision (the "OTS") regulations, of at least 5% of net withdrawable deposits. The Association's liquidity ratio at March 31, 1996 was 10.2%, which was in excess of the regulatory requirement, compared to 11.9% at December 31, 1995. The decline in the liquidity ratio was due principally to the use of funds from investment securities that had matured or been sold to originate mortgage and consumer loans.

        The Association's primary sources of funds include loan and mortgage-backed security repayments or sales, sales of loans, advances from the FHLB of Cincinnati and deposit inflows. If the Association requires funds beyond its ability to generate them internally, the Association has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements. The Association uses particular sources of funds based upon comparative costs and availability. The Association anticipates that it has adequate liquidity and additional sources of funds to meet all of its foreseeable commitments (see Note 2 of the notes to consolidated financial statements).

        At March 31, 1996, the Association exceeded all fully phased-in minimum capital requirements established by the OTS. The management of the Association is not aware of any proposed regulation or recommendation by the OTS, which, if implemented, would have a material effect upon the Association. The Association's capital ratios at March 31, 1996 are set forth below.


                             OTS Requirement   Association Ratio
                             ----------------  ------------------
  Tangible Capital                       1.5%               6.30%
  Leverage (Core) Capital                3.0%               6.30%
  Risk-based Capital                     8.0%              13.60%


        Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Association's ratios at March 31, 1996 were 6.30%, 13.05% and 13.60%, respectively. As a result, the Association meets the capital requirements of a well capitalized institution.

        The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at March 31, 1996, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

  Proposed Regulatory Action Regarding Insurance Assessments
  ----------------------------------------------------------

        The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress reportedly provides for a special assessment of 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.80% to 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Association's special assessment would amount to approximately $3.0 million after taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as 0.04% from the 0.23% of deposits currently paid by the Association, which would reduce non-interest expense for future periods.

  Part II.  Other Information
  -----------------------------------------------------------------------------


  Item 5.   Other Information
            -----------------

            Dividend
            --------

            On April 17, 1996, the Company announced a quarterly cash dividend of $.12 per common share. Also the Company's Board of Directors approved a 10% common stock dividend with the record and payment dates the same as the cash dividend. The cash dividend will be paid on post stock dividend shares. The dividends will be payable on May 22, 1996 to shareholders of record as of May 2, 1996.

            In addition, the Board declared dividends of $.4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. These dividends will be paid on June 3, 1996 to shareholders of record as of May 10, 1996.

            Recent Developments
            -------------------

            On April 3, 1996, the Company announced the completion of its acquisition of Mobile Consultants, Inc., of Alliance, Ohio. Mobile Consultants originates and services loans on manufactured homes for other financial institutions, and currently does business in 21 eastern states. Calendar year 1995 loan originations were $97 million and loans serviced by Mobile Consultants total in excess of $330 million. The transaction is expected to be immediately accretive to FirstFederal's earnings per share. The acquisition will assist FirstFederal in diversifying its earnings and asset base.

  Item 6.   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits
                 Exhibit 27 - Financial Data Schedule

            (b) No reports on 8-K have been filed during the quarterly period covered by this report.

  All other items have been omitted as not required and not applicable under the instructions.

                                   Signatures
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FirstFederal
                                                    Financial Services Corp
                                                    -----------------------
                                                          (Registrant)


                                                       /s/ Gary G. Clark
  Date: May 13, 1996                            ________________________________
                                                          Gary G. Clark
                                                      Chairman and President
                                                (Duly Authorized Representative)


                                                      /s/ L. Dwight Douce
  Date: May 13, 1996                            ________________________________
                                                          L. Dwight Douce
                                                    Executive Vice President,
                                                     Secretary and Treasurer
                                                    (Principal Financial and
                                                       Accounting Officer)