Form 10-Q
period 1996-06-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1996-08-14
CIK 846814

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    Form 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT
OF 1934

For Quarterly period Ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the Transaction Period From ______ to ______

Commission file number 0-17894


FIRSTFEDERAL FINANCIAL SERVICES CORP
(Exact name of registrant as specified in its charter)


           OHIO                                 34-1622711
  (State of Incorporation)         (I.R.S. Employer Identification No.)


135 East Liberty Street, Wooster, Ohio             44691
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code (216) 264-8001


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value                        3,617,056
- - - - -----------------------------           -------------------------------------
           (Class)                      (Shares Outstanding at July 31, 1996)

This Form 10-Q contains 18 pages.
(No Exhibit Index)


FirstFederal Financial Services Corp


Table of Contents
- - - - ----------------------------------------------------------------------------------


Part I.  Financial Information                                                                         Page
                                                                                                       ----
     Consolidated Statements of Financial Condition as of June 30, 1996 and December 31,
1995            3

     Consolidated Statements of Operations for the Three Months and Six Ended June 30,
1996 and 1995     4

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and
1995               5

     Notes to Consolidated Financial Statements
6-8

     Management's Discussion and Analysis of Financial Condition and Results of Operations
            9-15

Part II.  Other Information                                                                              16

    Signatures                                                                                           17

    Exhibit                                                                                              18
    -------------------------------------------------------------------------------------------------------













Part I.  Financial Information
- - - - ------------------------------

                                               FIRSTFEDERAL FINANCIAL SERVICES CORP
                                                         and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION
                                                       (Dollars in thousands)

                                                                   June 30,          December 31,
                                                                     1996             1995(1)
Assets                                                            (unaudited)
- - - - ------                                                            -----------        ------------

Cash on hand and in other financial institutions                    $ 24,093          $18,621
Interest-bearing deposits in other financial institutions             14,967            8,862
                                                                    --------          -------
  Total cash and cash equivalents                                     39,060           27,483

Investment securities:
  Available for sale (Amortized cost of $27,905 and $41,720,
   respectively)                                                      27,509           41,953
  Held to maturity (Fair value of $6,239 and $3,737, respectively)     6,357            3,795
Mortgage-backed securities:
  Available for sale (Amortized cost of $107,862 and $174,981,
   respectively)                                                     105,396          174,974
  Held to maturity (Fair value of $83,328 and $85,847,
   respectively)                                                      85,743           86,147
Loans held for sale                                                   12,798           36,664
First Mortgage and other loans, net                                  710,998          544,396
Accrued interest receivable                                            6,114            6,284
Stock in Federal Home Loan Bank of Cincinnati, at cost                14,669           14,172
Premises and equipment, net                                            9,014            7,442
Cost in excess of fair value of net assets acquired                   11,250            2,575
Other assets                                                          15,700            1,385
                                                                  ----------         --------
                                                                  $1,044,608         $947,270
                                                                  ==========
========

Liabilities and Shareholders' Equity
- - - - ------------------------------------
Deposits                                                             $630,980      $574,041
Advances from the Federal Home Loan Bank and other borrowings         318,264
286,726
Advance payments by borrowers for taxes and insurance                   3,201         3,714
Accrued expenses and other liabilities                                  9,325         6,256
                                                                      -------       -------
     Total Liabilities                                                961,770       870,737
                                                                      -------       -------

Shareholders' Equity:
  Serial preferred stock, no par value:
    authorized 1,500,000 shares; Series A, 518,747 and 538,847 shares issued and outstanding, respectively, Series B, 486,600
    and 496,500 shares issued and outstanding, respectively            23,362       24,132
  Common stock, $1.00 par value; authorized 20,000,000 shares;
    issued and outstanding 4,052,757 and 3,405,176 shares,
    respectively                                                        4,053        3,405
Paid-in capital                                                        29,581       16,310
Retained earnings                                                      30,562       35,338
Treasury stock, at cost (468,928 and 430,801 shares, respectively)     (2,865)      (2,799)
Unrealized gain (loss) on securities available for sale                (1,855)         147
                                                                   ----------     --------
                                                                       82,838       76,533
                                                                   ----------     --------
                                                                   $1,044,608     $947,270
                                                                   ==========
========

(1) Derived from audited financial statements at December 31, 1995.

See accompanying notes to consolidated financial statements.

                           FirstFederal Financial Services Corp
                                      and Subsidiaries

                    Consolidated Statements of Operations (Unaudited)


                                  Three Months Ended    Six Months Ended
                                      June 30,               June 30,
                                  ___________________    _________________
                                   1996        1995        1996      1995
                                  _______     _______    ________  _______

Interest and dividend income:
Loans                             $ 13,529    $10,409    $25,624    $20,300
Mortgage-backed securities           3,456      4,535      7,614      9,151
Investment securities and
  other interest income                732        892      1,503      1,513
Dividends on stock in Federal
  Home Loan Bank of Cincinnati         250        221        497        429
                                   ________    _______   _______    _______
 Total interest & dividend income   17,967      16,057    35,238     31,393
                                   ________    ________   ______    _______

Interest expense:
Deposits                              7,178      5,841    13,996     11,178
Borrowings                            4,295      4,183     8,502      8,106
                                    _______    _______   _______    _______
  Total interest expense             11,473     10,024    22,498     19,284

  Net interest income                 6,494      6,033    12,740     12,109

Provision for losses on loans            90        ---       180        ---
                                     ______     ______    ______     ______

  Net interest income after provision 6,404      6,033    12,560     12,109
                                     ______     ______    _______    ______
Other income:
Net gains on sales of loans             406        363       839        477
Net gains on sales of investments
 and mortgage-backed securities          52         34       327        138
Manufactured housing brokerage fees,
 net                                  3,264        ---     3,264        ---
Other operating income                1,585        531     2,436      1,040
                                     ______      _____    ______    _______
   Total other income                 5,307        928     6,866      1,655
                                     ______      _____     _____    _______

Operating expenses:
Compensation and related benefits     2,801      1,332     4,365      2,730
Premises & equipment                    469        417       917        828
Federal insurance premium               347        288       661        577
Professional and other fees             373        213       602        399
State taxes                             254        236       550        469
Other operating expenses              2,143        825     3,117      1,501
                                     ______      _____    ______    _______
   Total operating expenses           6,387      3,311    10,212      6,504

Earnings before Federal income taxes  5,324      3,650     9,214      7,260
Federal income taxes                  1,973      1,249     3,311      2,507
                                     ______     ______    ______     ______
Net earnings                         $3,351     $2,401    $5,903     $4,753
                                     ======     ======    ======     ======
Net earnings applicable to common
  stock                              $2,921      $1,947    $5,038     $3,844
                                     ======      ======    ======     ======
Net earnings per common share (Note 3)
  Primary                            $  .80      $  .59    $ 1.45     $ 1.16
  Fully diluted                      $  .60      $  .45    $ 1.09     $  .89

Weighted average number of shares
  outstanding:
  Primary                           3,629,469   3,291,798  3,477,334  3,297,226
  Fully diluted                     5,561,633   5,346,169  5,423,824  5,355,158

See accompanying notes to consolidated financial statements.

                    FirstFederal Financial Services Corp
                                and Subsidiaries

             Consolidated Statements of Operations (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                         ________________
                                                           1996      1995
                                                         _______   ______

Cash flows from operating activities:
  Net earnings                                           $  5,903 $ 4,753
  Adjustments to reconcile net earnings
    to cash provided by operating
    activities:
    Provisions for losses on loans                            180     ---
    Net gains from sales                                    (1,166)  (615)
    Accretion of discounts, amortization of
      premiums and depreciation, net                          795      560
    Proceeds from sale of loans held for sale              42,193   30,363
    Disbursements for loans held for sale                 (23,866) (36,232)
    Other                                                 (17,679)   1,284)
                                                         _________ _______
    Net cash provided by operating activities               6,360   (2,455)
                                                         _________  ______
Cash flows from investing activities:
  Loans originated                                       (267,388) (85,791)
  Principal repayments of mortgage and other loans        107,331   46,749
  Proceeds from:
    Mortgage-backed securities repayments and sales
      Available for sale                                   91,176   16,978
      Held to maturity                                      7,349    6,728
    Investment securities repayments and sales
      Available for sale                                   31,958    5,945
      Held to maturity                                        174      119
      Assets acquired in settlement of loan sales             267       33
    Purchases of:
      Mortgage-backed securities
        Available for sale                              (23,952)    (5,454)
        Held to maturity                                 (6,945)    (8,612)
      Investment securities
        Available for sale                               (17,943)  (22,000)
        Held to maturity                                  (2,693)      (60)
      Net cash received in acquisitions                   24,606       ---
      Purchase of premises and equipment, net             (1,211)     (284)
                                                        _________   _______
        Net cash used by investing activities            (57,271)  (45,649)
                                                       _________   _______

Cash flows from financing activities:
  Net increase in deposits                                30,512    23,777
  Proceeds from Federal Home Loan Bank advances           41,000    98,700
  Repayments on Federal Home Loan Bank advances         (127,897)  (82,426)
  Net proceeds from securities sold under agreement
    to repurchase                                         16,982    12,494
  Net decrease in advance payments by borrowers for
    taxes and insurance                                     (513)     (761)
  Repurchase of common and preferred stock                (1,682)   (1,300)
  Proceeds from common stock transactions                  5,746        41
  Payment of cash dividends                               (1,660)   (1,600)
                                                         _______   _______
        Net cash provided by financing activities         62,488    48,925
                                                         ________   _______
  Net increase in cash & cash equivalents                 11,577       821
  Cash and cash equivalents at beginning of year          27,483    10,951
                                                         _______ _______
  Cash and cash equivalents at end of period             $39,060 $11,772
                                                         ======= =======


See accompanying notes to consolidated financial statements.

                     FirstFederal Financial Services Corp
                               and Subsidiaries

                 Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1995 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" of the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiaries, Mobile Consultants, Inc. (MCi) and First Federal Savings and Loan Association of Wooster (the "Association") and the Association's subsidiaries.

     In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassification have been made for 1995 to conform to classifications used in 1996.

(2)  Commitments

     At June 30, 1996, the Association had outstanding commitments to originate mortgage loans aggregating approximately $22.4 million and outstanding commitments to sell mortgage loans of $2.6 million. There were no outstanding commitments to purchase or sell mortgage-backed securities or investment securities at June 30, 1996.

(3)  Earnings Per Share of Common Stock

     Primary earnings per share were computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, after giving effect to the reduction of earnings by the dividend paid on the cumulative serial preferred stock. Exercisable stock options are included as common share equivalents. The fully diluted earnings per share assume the conversion of the Series A and Series B cumulative serial preferred stock. Per share information has been adjusted to reflect the 10% common stock dividends granted to the shareholders of record on May 2, 1995 and 1996. All share and per share data presented herein have been restated for the effect of the stock dividend in 1995 and 1996.

                FirstFederal Financial Services Corp
                          and Subsidiaries

          Notes to Consolidated Financial Statements

(4)  Cash Dividends on Common and Preferred Stock

     On April 17, 1996, the Board of Directors declared cash dividends for the common stock and Series A and Series B Preferred Stock. The $.12 per common share dividend was paid on May 22, 1996 to shareholders of record as of May 2, 1996. The Series A preferred dividend of $.4375 per share was paid on June 3, 1996 to shareholders of record as of May 10, 1996 and the Series B preferred dividend of $.40625 per share was also paid on June 3, 1996 to shareholders of record as of May 10, 1996.

(5)  Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 122 "Accounting for Mortgage Servicing Rights", issued May, 1995, amended Financial Accounting Standards Board Statement No. 65 "Accounting for Certain Mortgage Banking Activities" to eliminate the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under the statement, when the Company sells or securitizes loans and retains the mortgage servicing rights, it is required to allocate the total costs of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Any cost allocated to mortgage servicing rights is recognized as a separate asset. The Company adopted this statement effective January 1, 1996. The impact of this statement on the financial statements has been immaterial. The Company is recognizing approximately 1% of the loan principal balances sold as mortgage servicing right assets, and a corresponding increase in gains on sales of loans, although there can be no assurances this amount will continue.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

(6)  Acquisitions

     On March 23, 1996, the Association acquired a branch in Mt. Vernon, Ohio from Peoples National Bank, Wooster, Ohio. The Association assumed deposit liabilities of $26.6 million and acquired fixed assets, deposit loans and cash. The purchase of the branch was accounted for by the purchase method and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net asset of $2.4 million, which will be amortized by the straight-line method over ten years. The former Peoples branch has been closed and the deposits transferred to the existing Mt. Vernon branch on South Main Street.

                FirstFederal Financial Services Corp
                          and Subsidiaries

          Notes to Consolidated Financial Statements

     On April 3, 1996, the Company acquired Mobile Consultants, Inc.
("MCi") of Alliance, Ohio, an originator and servicer of manufactured home loans for other financial institutions. MCi originates primarily non-mortgage, consumer loan contracts through dealers of manufactured homes located in 22 eastern and midwest states. MCi also services the collection and recovery of troubled loans for the financial institutions who originate the loans. The Company acquired $7.1 million in assets composed primarily of advances receivable on manufactured home loans and furniture and fixtures. The Company also assumed the liabilities of MCi, which comprise mainly of accounts payable to dealers and lines of credit. The purchase price of $10.6 million was comprised $1 million in cash, $4 million in notes due quarterly during 1997, and the issuance of 307,386 shares of common stock valued at $5.6 million. The purchase method of accounting was used and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $9.6 million, which will be amortized by the straight-line method at no longer than 10 years.

     MCi contributed approximately $1.2 million to the second quarters net earnings. The earnings an expenses were consolidated into the financials for the quarter and will become a significant part of future operations.

                FirstFederal Financial Services Corp
                          and Subsidiaries

          Notes to Consolidated Financial Statements

Results of Operations
- - - - ---------------------

     The Company had net earnings of $3.4 million, or $.80 per common share, and $5.9 million, or $1.45 per common share, for the three and six month periods ended June 30, 1996, respectively. This compares very favorably to net earnings of $2.4 million, or $.59 per common share, and $4.8 million, or $1.16 per common share, for common share, for the three and six months ended June 30, 1995, respectively. The increase in net earnings of $1.0 million, or 40%, and $1.2 million, or 24%, for the three and six month periods in 1996 from the same periods in 1995 is primarily attributable to the income from MCI for the origination of manufactured housing loans and other retail deposit fees partially offset by increased operating expenses.

     The annualized return on average assets for the three and six month periods ended June 30,1996 was 1.33% and 1.21%, respectively, as compared to 1.11% for both the three and six month periods in 1995. The amortized return on shareholder's equity for the three and six month periods ended June 30, 1996 was 16.79% and 15.00%, respectively, as compared to 13.19% and 13.27% for the same periods in 1995.

     FirstFederal's net earnings are primarily dependent upon the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid, respectively. Net earnings are also affected by Company's non-interest income, which now includes manufactured housing brokerage fees from MCI, by its non-interest expenses.

     The following table presents for the periods indicated the average interest-earnings assets and the average yields, interest-bearing liabilities and average rates and the interest rate margin. All average balances are daily average balances.


                                               Three Months Ended
                                                    June 30,
                                      --------------------------------------
                                               1996                 1995
                                      ---------------------------------------
                                        Average              Average
                                      Outstanding  Yield/  Outstanding Yield/
                                        Balance    Rate1     Balance    Rate1
                                      -----------  ------  ----------- ------

                                              (Dollars in Thousands)

Net interest income                   $  6,494              $  6,033
                                      ========              ========
Interest-earning assets:
  Mortgage loans                      $683,183      7.92%   $508,398    8.19%
  Mortgage-backed securities           223,484      6.19     273,661    6.63
  Investments                           53,942      7.28      60,625    7.34
                                      --------      ----    --------    ----
    Total average interest-earning
      assets                           960,609      7.48     842,684    7.62
                                      --------      ----    --------    ----
Interest-bearing liabilities:
  Savings                              619,830       4.63    511,568    4.58
  Borrowings                           297,337       5.77    278,052    6.03
                                      --------      -----   --------    ----
    Total average interest-bearing
       liabilities                     917,197       5.00    789,620    5.09
                                      --------      -----   --------    ----
Average interest-free funds           $ 43,412              $ 53,064
                                      ========              ========
Interest rate spread                                 2.48               2.53
Impact of interest-free funds                         .22                .33
                                                     ----               ----
Interest rate margin 2                               2.70%              2.86%
                                                     ====               =====
__________________
1 Annualized
2 Net interest income divided by average interest-earning assets.

                                                Six Months Ended
                                                    June 30,
                                      --------------------------------------
                                               1996                 1995
                                      ---------------------------------------
                                        Average              Average
                                      Outstanding  Yield/  Outstanding Yield/
                                        Balance    Rate1     Balance    Rate1
                                      -----------  ------  ----------- ------

                                              (Dollars in Thousands)

Net interest income                   $12,740               $12,109
                                      =======               =======
Interest-earning assets:
  Mortgage loans                      $642,340      7.98%   $498,556    8.14%
  Mortgage-backed securities           241,774      6.30     277,957    6.58
  Investments                           56,206      7.12      54,493    7.13
                                      --------      ----    --------    ----
    Total average interest-earning
     assets                            940,410      7.49     831,006     7.56
                                      --------      ----     -------     ----
Interest-bearing liabilities:
  Savings                              600,460      4.66     506,832     4.45
  Borrowings                           293,422      5.80     273,297     5.98
                                      --------      ----     -------     ----
  Total average interest-bearing
    liabilities                         893,882      5.03     780,129      4.98
                                      --------      ----     -------      ----
Average interest-free funds           $ 46,528               $ 50,877
                                      ========               ========
Interest rate spread                                 2.46                 2.58
Impact of interest-free funds                         .25                  .24
                                                     ----                 ----
Interest rate margin 2                               2.71%               2.82%
                                                     =====               =====
- - - - -------------------
1  Annualized.
2  Net interest income divided by average interest-earning assets.



     Net interest income increased by $461,000, or 7.6% from $6.0 million for the second quarter of 1995 to $6.5 million for the second quarter of 1996. Net interest income increased due to an increase in average interest-earning assets of 14.0%, offset partially by a 16.2% increase in average interest-bearing liabilities and a declining interest rate margin to 2.70% for the quarter ended June 30, 1996 from 2.86% for the quarter ended June 30, 1995. The principal source of this growth in average interest-earning assets was an increase in originations of mortgage and consumer loans which was funded by increases in deposit liabilities and borrowings. The net interest rate margin declined for the quarter because of the rise in interest rates during the first half of 1996. This increase in market interest rates had the effect of increasing the average cost of deposits faster than the average interest rates earned on the Company's assets.

     Total interest and dividend income was $18.0 million for the three months ended June 30, 1996, an increase of $1.9 million, or 11.9%, from $16.1 million for the same period in 1995. This increase resulted primarily from an increase of $117.9 million in the average balance of interest-earning assets, partially offset by a 14 basis point decrease in the weighted average yield on interest-bearing assets.

     Interest expense was $11.5 million for the three months ended June 30, 1996, an increase of $1.4 million, or 14.5%, from the $10.0 million for the three months ended June 30, 1995. This increase was due to an increase in average interest-bearing liabilities of $127.6 million for the period partially offset by a decrease in the average cost of funds from 5.09% at June 30, 1995 to 4.00% at June 30, 1996. This 9 basis point decrease in cost of funds was primarily due to the repricing of borrowings, during the quarter, to lower rates.

     A provision of $90,000 was recorded for losses on loans for the second quarter of 1996 as compared with no provision for the same period in 1995.
The provision was due primarily to a continuing increase in consumer loan originations which inherently have a higher risk level. Originations of consumer loans were $43 million for the second quarter of 1996 as compared to $14 million for the second quarter of 1995. The provision for 1996 reflects the Company's evaluation of the loan portfolio and the increased emphasis on consumer loan originations. The reserves for loan losses are analyzed on an ongoing basis and the adequacy of the reserves are determined by a detailed review of problem loans and real estate owned as well as the historical trends in the losses on the various types of loans.
See "Non-performing Assets and Loan Loss Reserves" for further information on the provisions and analysis of loan loss reserves.

     Total non-interest income was $5.3 million for the three months ended
June 30, 1996, up 471.9% from the $928,000 for the same period in 1995.
This increase was due primarily to a $3.3 million increase in manufactured housing brokerage fees and a $1.0 million increase in retail banking fees.
On April 3, 1996 the Company completed its acquisition of MCi. (See footnote 6 to the financial statements.) The $3.3 million in manufactured housing brokerage fees represents the commissions earned by MCi in brokerage of loans to financial institutions. During the quarter MCi brokered $79.4 million in manufactured housing contracts to financial institutions which represents a 464% increase over the $17.1 million brokerage during the comparable period of 1995. This increase was due partially to MCi's geographic expansion in late 1995, and partially to a stronger market for manufactured homes. The increase in retail deposit fees for the first quarter was primarily due to the growth in new checking accounts as a result of a new marketing program initiated by the Association during June 1995 to increase the percentage of deposits that are considered core deposits.



     Total operating expenses during the three months ended June 30, 1996 were $6.4 million as compared to $3.3 million for the same period in 1995, an increase of $4.4 million, or 92.2%. The increase in total operating expenses was due primarily to the addition of MCi's operating expenses.
MCi had operating expenses, comprised primarily of compensation and related benefits, professional fees, and other operating expenses of $2.0 million.
The remaining increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses.

     The increase in compensation and benefits for the second quarter of 1996 over 1994 was due to the addition of new employees for a new branch which opened in Orrville during the first quarter of 1996, and the addition of new employees to start up a commercial lending division within the Company. Premises and equipment expenses increased also primarily because of the new branch opening in Orrville. The increase in state taxes is primarily due to an increase in the equity of the Company as the state tax is basically a fixed percentage of that equity. Other expenses increased primarily due to marketing and advertising costs associated with the new high performance checking marketing campaign and also due to increased loan origination expenses as a result of an increase in the volume of loans closed during the second quarter of 1996. Overall the Company's operating expenses to average assets ratio was 2.54% for the second quarter of 1996 as compared to 1.53% for the same period in 1995. Excluding the effects of the addition of MCi, the operating expenses to average assets ratio for the second quarter of 1996 would have been 1.72%. The addition of MCi's earnings and operating expenses, combined with a relatively small addition of assets and liabilities, results in a significant change in the Company's financial ratios, including its ratio of operating expenses to average total assets. As such, a more appropriate measure of the Company's efficiency is the ratio of operating expenses, less non-interest income, to net interest income. This ratio is known as the overhead ratio. The
Company's overhead ratio for the second quarter of 1996 was 16.63% as compared to 39.50% for the same period of 1995.

     Income tax expense increased by $724,000, or 58.0%, for the three months ended June 30, 1996 in comparison to the same period in 1995. The increase was a result of the 45.9% increase in pre-tax earnings. The effective income tax rate from approximately 34% in 1995 to approximately
37% for 1996 was due primarily to the non-deductibility of the goodwill from the MCi acquisition.

Asset/Liability Management
- - - - --------------------------

     The primary objective of interest rate risk management is to maintain a balance between the stability of net interest income and the risks of changing market interest rates. The primary measure of the Company's vulnerability to changing interest rates is the interest-rate sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specific period. The one year interest rate sensitivity gap as a percentage of total assets was a negative 19.3% at June 30, 1996 as compared to a positive 2.8% at December 31, 1995. The increase in the interest-rate sensitivity gap is due to the lag in repricing of interest-earning assets as compared to the repricing of the interest-bearing liabilities plus the origination of an increased share of fixed rate loans during the quarter which were funded by shorter-term deposits.

     In managing its interest-rate sensitivity gap position, FirstFederal emphasizes the origination and retention of adjustable-rate mortgage loans and mortgage-backed securities, consumer loans and home equity loans and 10 to 15 year fixed-rate mortgage loans. FirstFederal also attempts to maintain a large base of core deposits, emphasizes certificate of deposit accounts with maturities of two years or greater and utilizes longer-term
Federal Home Loan Bank ("FHLB") advances to assist in managing interest rate risk. The Company strives to maintain a position of neutrality between the maturities of its interest-earning assets and interest-bearing liabilities. This results in more stabilized net interest margins in periods of either rising or falling interest rates.



Financial Condition
- - - - -------------------

     Total assets of the Company increased by $97.3 million, or 10.3%, from $947.3 million at December 31, 1995 to $1.0 billion at June 30,1 996. This increase was primarily from an increase in total loans of $142.7 million offset partially by a decline in mortgage-backed securities. This growth was funded by a $56.9 million increase in deposit liabilities and a $31.5 million increase in borrowings.

     First mortgage loans and loans held for sale increased $142.7 million, or 24.6% to $723.8 million at June 30, 1996 from $581.1 million at December
31, 1995. The increase in the loan portfolio was due to increased loan originations during the first six months of the year. Originations of both mortgage and consumer loans were $291.5 million for the six months ended
June 30, 1996, an increase of $169.4 million, or 138.7%, over the $122.1 million in originations for the same period in 1995. The increase in originations was due to lower mortgage interest rates during January and February, increased originations of consumer loans and an increase in residential mortgage originations from third party correspondents.

     Mortgage-backed securities available for sale declined by $69.6 million, or 39.8%, for the six months ended June 30, 1996 due to the sale of securities to partially fund the increase in loans.

     Total deposits increased by $56.9 million, or 9.9%, to $631.0 million at June 30,1 996 from $574.0 million at December 31, 1995. Of the $56.9 million increase, $26.6 million was from the assumption of deposit liabilities from the purchase of the Peoples National Bank branch. The other $30.3 million increase came from a new branch opened in Orrville, increased core deposit accounts from the new checking account promotion and other retail certificates of deposit.

     Total advances from the Federal Home Loan Bank (the "FHLB") and other borrowings increased by $31.5 million or 11.0% during the six months ended
June 30, 1996. The increase was due to the strong loan origination demand during the six months ended June 30, 1996. Advances and other borrowings may fluctuate significantly depending upon loan demand and the Company's asset/liability strategy.

     Shareholders' equity increased by $6.3 million, or 8.2%, from $76.5 million at December 31, 1995 to $82.8 million, or 8.2% of total assets, at June 30,1 996. The increase in shareholders' equity was attributable to the issuance of 307,386 shares of common stock, valued at $5.6 million, in connection with the acquisition of MCi as well as to net earnings for the six months ended June 30, 1996 of $5.9 million. These increases were partially offset by the payment of dividends on, and by repurchases of, both the common and preferred stocks of the Company. Also contributing to a decline in equity was an additional unrealized loss on securities available for sale at June 30, 1996.

Non-Performing Assets and Loan Loss Reserves
- - - - --------------------------------------------

     Management reviews delinquent loans on an ongoing basis in order to determine the collectability of both interest and principal. The Company's non-performing and restructured assets decreased by $677,000 to $1.2 million at June 30, 1996 from $1.9 million at December 31, 1995. The ratio of non-performing and restructured assets to total assets was .12% at June
30, 1996 as compared to .20% at December 31, 1995. The decline reflects an improving Ohio economy as well as continued attention paid to collections and asset dispositions.

     The table below sets forth the amounts and categories of risk elements in FirstFederal's loan portfolio. Non-performing assets include non-accrual loans, restructured loans and assets acquired in settlement of loans. Loans are placed on non-accrual status when the collection of principal or interest becomes doubtful. In addition, one-to-four family residential mortgage loans and multifamily residential and commercial real estate loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. Restructured loans are loans which have involved forgiving a portion of interest or principal on loans made at a rate materially less than that of market rates.


                           06/30/96  03/01/96  12/31/95  09/30/95  06/30/95
                           --------  --------  --------  --------  --------
                                         (Dollars in Thousands)

Total non-accruing loans    $  652    $1,107    $1,425    $1,083    $  550
Assets acquired in
 settlement of loans           231        90        99        17        90
Restructured loans             340       341       366       362       347
                            ------    ------    ------    ------    ------
Total non-performing and
 restructured assets        $1,213    $1,538    $1,890    $1,462    $  987
                            ======    ======    ======    ======
======
Total non-performing and
 restructured assets as
 a percentage of total
 assets                       .12%      .15%      .20%      .16%      .11%
                              ====      ====      ====      ====      ====

     Management of FirstFederal continuously reviews the loan portfolio to determine the adequacy of loan loss reserves. This review is based upon management's assessment of the risks involved in the various types of loans. As a result of this review, First Federal had set aside $2.8 million at June 30, 1996 in reserves to cover potential losses, representing 232% of the total non-performing and restructured assets.

     Based on current information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions may be necessary, however, based upon changing economic conditions, increased loan balances and the conditions of the underlying collateral.

Liquidity and Capital Resources
- - - - -------------------------------

     The Association is required to maintain a minimum level of certain liquid investments, as defined in the Office of Thrift Supervision (the "OTS") regulations, of at least 5% of net withdrawable deposits. The association's liquidity ratio at June 30, 1996 was 8.5%, which was in excess of the regulatory requirement, compared to 11.9% at December 31, 1995. The decline in the liquidity ratio was due principally to the use of funds from investment securities that had matured or been sold to originate mortgage and consumer loans.

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

     At June 30, 1996, the Association exceeded all fully phased-in minimum capital requirements established by the OTS. The management of the Association is not aware of any proposed regulation or recommendation by the OTS, which, if implemented, would have a material effect upon the Association. The Association's capital ratios at June 30, 1996 are set forth below.

                               OTS Requirement           Association Ratio
                               ---------------           -----------------
Tangible Capital                     1.5%                        6.28%
Leverage (Core) Capital              3.0%                        6.28%
Risk-based Capital                   8.0%                       12.60%

     Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Association's ratios at June 30, 1996 were 6.28%, 12.11% and 12.60%, respectively. As a result, the Association meets the capital requirements of a well capitalized institution.

     The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, in interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at June 30,1 996, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

Proposed Regulatory Action Regarding Insurance Assessments
- - - - ----------------------------------------------------------

     The deposits of savings associations such as the Association are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. A recapitalization plan for the SAIF under consideration by Congress provides for a special assessment estimated to be 0.80% to 0.90% of deposits to be imposed on all SAIF insured institutions in order to enable the SAIF to achieve its required level of reserves. If the proposed assessment of 0.80% to 0.90% was effected based on deposits as of March 31, 1995 (as proposed), the Association's special assessment would amount to approximately $3.0 million after taxes. Accordingly, this special assessment would significantly increase non-interest expense and adversely affect the Company's results of operations. Conversely, depending upon the Association's capital level and supervisory rating and assuming the insurance premium levels for BIF and SAIF members are again equalized, future deposit insurance premiums are expected to decrease significantly, to as low as a minimum annual premium of $2,000 from the 0.23% of deposits currently paid by the Association, which would reduce non-interest expense for future periods.

Part II.     Other Information
- - - - ------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             Annual Meeting
             --------------

             The Annual Meeting of stockholders of the Company were held on April 17, 1996 in order to consider the election of three directors of the Company. In a vote case 2,287,709 shares for, 0 shares against and 19,034 shares abstaining, Messrs. Gary G. Clark, Steven N. Stein and Ronald A. James, Jr. were elected to the Board of Directors of the Company with terms to expire in 1999. Continuing as Directors with terms to expire in 1998 are Messrs. R. Victor Dix, Daniel H. Plumly and L. Dwight Douce. Continuing with terms to expire in 1997 are Messrs. Richard E. hearld, Robert F. Belden, and Gust B. Geralis.

Item 5.      Other Information
             -----------------

             Dividend
             --------

             On July   , 1996, the Company announced a quarterly cash
             dividend of $.12 per common share. The dividend will be payable on August 22, 1996 to shareholders of record as of August 2, 1996.

             In addition, the Board declared dividends of $.4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. these dividends will be paid on September 3, 1996 to shareholders of record as of August 12, 1996.

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

                                                   FirstFederal
                                             Financial Services Corp
                                             -----------------------
                                                   (Registrant)



Date   August 14, 1996                       /s/ Gary G. Clark
     --------------------             -------------------------------------
                                                   Gary G. Clark
                                                   Chairman and
                                              Chief Executive Officer
                                         (Duly Authorized Representative)




Date   August 14, 1996                       /s/ James J. Little
     --------------------             -------------------------------------
                                                 James J. Little
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)