Form 10-Q/A
period 1996-06-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1996-08-22
CIK 846814

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    Form 10-Q/A


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value                        3,617,056
- -----------------------------           -------------------------------------
           (Class)                      (Shares Outstanding at July 31, 1996)

     The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Form 10-Q") of FirstFederal Financial Services Corp is to revise the Financial Data Schedule filed as Exhibit 27 to the Form 10-Q, to provide an Exhibit Index which was not included in the Form 10-Q and to correct certain typographical errors contained in the Form 10-Q.


FirstFederal Financial Services Corp


Table of Contents
- ------------------------------------------------------------------------------


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
    -------------------------------------------------------------------------------------------------------








Part I.  Financial Information
- ------------------------------
                                               FIRSTFEDERAL FINANCIAL SERVICES CORP
                                                         and SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       (Dollars in thousands)

                                                                   June 30,          December 31,
                                                                     1996             1995(1)
Assets                                                            (unaudited)
- ------                                                            -----------        ------------

Cash on hand and in other financial institutions                    $ 24,093          $18,621
Interest-bearing deposits in other financial institutions             14,967            8,862
                                                                    --------          -------
  Total cash and cash equivalents                                     39,060           27,483

Investment securities:
  Available for sale (Amortized cost of $27,905 and $41,720,
   respectively)                                                      27,509           41,953
  Held to maturity (Fair value of $6,239 and $3,737, respectively)     6,357            3,795
Mortgage-backed securities:
  Available for sale (Amortized cost of $107,862 and $174,981,
   respectively)                                                     105,396          174,974
  Held to maturity (Fair value of $83,328 and $85,847,
   respectively)                                                      85,743           86,147
Loans held for sale                                                   12,798           36,664
First Mortgage and other loans, net                                  710,998          544,396
Accrued interest receivable                                            6,114            6,284
Stock in Federal Home Loan Bank of Cincinnati, at cost                14,669           14,172
Premises and equipment, net                                            9,014            7,442
Cost in excess of fair value of net assets acquired                   11,250            2,575
Other assets                                                          15,700            1,385
                                                                  ----------         --------
                                                                  $1,044,608         $947,270
                                                                  ==========         ========

Liabilities and Shareholders' Equity
- ------------------------------------
Deposits                                                             $630,980      $574,041
Advances from the Federal Home Loan Bank and other borrowings         318,264       286,726
Advance payments by borrowers for taxes and insurance                   3,201         3,714
Accrued expenses and other liabilities                                  9,325         6,256
                                                                      -------       -------
     Total Liabilities                                                961,770       870,737
                                                                      -------       -------

Shareholders' Equity:
  Serial preferred stock, no par value:
    authorized 1,500,000 shares; Series A, 518,747 and 538,847 shares issued and outstanding, respectively, Series B, 486,600
    and 496,500 shares issued and outstanding, respectively            23,362       24,132
  Common stock, $1.00 par value; authorized 20,000,000 shares;
    issued and outstanding 4,052,757 and 3,405,176 shares,
    respectively                                                        4,053        3,405
Paid-in capital                                                        29,581       16,310
Retained earnings                                                      30,562       35,338
Treasury stock, at cost (468,928 and 430,801 shares, respectively)     (2,865)      (2,799)
Unrealized gain (loss) on securities available for sale                (1,855)         147
                                                                   ----------     --------
                                                                       82,838       76,533
                                                                   ----------     --------
                                                                   $1,044,608     $947,270
                                                                   ==========     ========

(1) Derived from audited financial statements at December 31, 1995.

See accompanying notes to consolidated financial statements.

                           FirstFederal Financial Services Corp
                                      and Subsidiaries

                    Consolidated Statements of Operations (Unaudited)
                                    (Dollars in Thousands)

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

                    FirstFederal Financial Services Corp
                                and Subsidiaries

             Consolidated Statements of Operations (Unaudited)
                             (Dollars in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         ________________
                                                           1996      1995
                                                         _______   ______

Cash flows from operating activities:
  Net earnings                                           $  5,903 $ 4,753
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Provisions for losses on loans                            180     ---
    Net gains from sales                                    (1,166)  (615)
    Accretion of discounts, amortization of
      premiums and depreciation, net                          795      560
    Proceeds from sale of loans held for sale              42,193   30,363
    Disbursements for loans held for sale                 (23,866) (36,232)
    Other                                                 (17,679)   1,284)
                                                         _________ _______
    Net cash provided by operating activities               6,360   (2,455)
                                                         _________  ______
Cash flows from investing activities:
  Loans originated                                       (267,388) (85,791)
  Principal repayments of mortgage and other loans        107,331   46,749
  Proceeds from:
    Mortgage-backed securities repayments and sales
      Available for sale                                   91,176   16,978
      Held to maturity                                      7,349    6,728
    Investment securities repayments and sales
      Available for sale                                   31,958    5,945
      Held to maturity                                        174      119
      Assets acquired in settlement of loan sales             267       33
    Purchases of:
      Mortgage-backed securities
        Available for sale                              (23,952)    (5,454)
        Held to maturity                                 (6,945)    (8,612)
      Investment securities
        Available for sale                               (17,943)  (22,000)
        Held to maturity                                  (2,693)      (60)
      Net cash received in acquisitions                   24,606       ---
      Purchase of premises and equipment, net             (1,211)     (284)
                                                        _________   _______
        Net cash used by investing activities            (57,271)  (45,649)
                                                       _________   _______

Cash flows from financing activities:
  Net increase in deposits                                30,512    23,777
  Proceeds from Federal Home Loan Bank advances          141,000    98,700
  Repayments on Federal Home Loan Bank advances         (127,897)  (82,426)
  Net proceeds from securities sold under agreement
    to repurchase                                         16,982    12,494
  Net decrease in advance payments by borrowers for
    taxes and insurance                                     (513)     (761)
  Repurchase of common and preferred stock                (1,682)   (1,300)
  Proceeds from common stock transactions                  5,746        41
  Payment of cash dividends                               (1,660)   (1,600)
                                                         _______   _______
        Net cash provided by financing activities         62,488    48,925
                                                         ________   _______
  Net increase in cash & cash equivalents                 11,577       821
  Cash and cash equivalents at beginning of year          27,483    10,951
                                                         _______    _______
  Cash and cash equivalents at end of period             $39,060    $11,772
                                                         =======    =======


See accompanying notes to consolidated financial statements.
                                             5

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

     MCi contributed approximately $1.2 million to the second quarters net earnings. The earnings and expenses were consolidated into the financials for the quarter and will become a significant part of future operations.

                FirstFederal Financial Services Corp
                          and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

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

                                               Six Months Ended
                                                    June 30,
                                      --------------------------------------
                                               1996                 1995
                                      ---------------------------------------
                                        Average              Average
                                      Outstanding  Yield/  Outstanding Yield/
                                        Balance    Rate1     Balance    Rate1
                                      -----------  ------  ----------- ------

                                              (Dollars in Thousands)

Net interest income                   $12,740               $12,109
                                      =======               =======
Interest-earning assets:
  Mortgage loans                      $642,340      7.98%   $498,556    8.14%
  Mortgage-backed securities           241,774      6.30     277,957    6.58
  Investments                           56,206      7.12      54,493    7.13
                                      --------      ----    --------    ----
    Total average interest-earning
     assets                            940,410      7.49     831,006     7.56
                                      --------      ----     -------     ----
Interest-bearing liabilities:
  Savings                              600,460      4.66     506,832     4.45
  Borrowings                           293,422      5.80     273,297     5.98
                                      --------      ----     -------     ----
  Total average interest-bearing
    liabilities                        893,882      5.03     780,129     4.98
                                      --------      ----     -------     ----
Average interest-free funds           $ 46,528              $ 50,877
                                      ========               ========
Interest rate spread                                2.46                 2.58
Impact of interest-free funds                        .25                  .24
                                                    ----                 ----
Interest rate margin 2                              2.71%                2.82%
                                                    =====                =====
- -------------------
1  Annualized
2  Net interest income divided by average interest-earning assets.






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




     Interest expense was $11.5 million for the three months ended June 30, 1996, an increase of $1.4 million, or 14.5%, from the $10.0 million for the three months ended June 30, 1995. This increase was due to an increase in average interest-bearing liabilities of $127.6 million for the period partially offset by a decrease in the average cost of funds from 5.09% at June 30, 1995 to 5.00% at June 30, 1996. This nine basis point decrease in cost of funds was primarily due to the repricing of borrowings, during the quarter, to lower rates.


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


     Total non-interest income was $5.3 million for the three months ended
June 30, 1996, up 471.9% from the $928,000 for the same period in 1995.
This increase was due primarily to a $3.3 million increase in manufactured housing brokerage fees and a $1.0 million increase in retail banking fees.
On April 3, 1996 the Company completed its acquisition of MCi. (See footnote 6 to the financial statements.) The $3.3 million in manufactured housing brokerage fees represents the commissions earned by MCi in brokered of loans to financial institutions. During the quarter MCi brokered $79.4 million in manufactured housing contracts to financial institutions which represents a 464% increase over the $17.1 million brokered during the comparable period of 1995. This increase was due partially to MCi's geographic expansion in late 1995, and partially to a stronger market for manufactured homes. The increase in retail deposit fees for the first quarter was primarily due to the growth in new checking accounts as a result of a new marketing program initiated by the Association during June 1995 to increase the percentage of deposits that are considered core deposits.



     Total operating expenses during the three months ended June 30, 1996 were $6.4 million as compared to $3.3 million for the same period in 1995, an increase of $4.4 million, or 92.9%. The increase in total operating expenses was due primarily to the addition of MCi's operating expenses.
MCi had operating expenses, comprised primarily of compensation and related benefits, professional fees, and other operating expenses of $2.0 million.
The remaining increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses.

     The increase in compensation and benefits for the second quarter of 1996 over 1995 was due to the addition of new employees for a new branch which opened in Orrville during the first quarter of 1996, and the addition of new employees to start up a commercial lending division within the Company. Premises and equipment expenses increased also primarily because of the new branch opening in Orrville. The increase in state taxes is primarily due to an increase in the equity of the Company as the state tax is basically a fixed percentage of that equity. Other expenses increased primarily due to marketing and advertising costs associated with the new high performance checking marketing campaign and also due to increased loan origination expenses as a result of an increase in the volume of loans closed during the second quarter of 1996. Overall the Company's operating expenses to average assets ratio was 2.54% for the second quarter of 1996 as compared to 1.53% for the same period in 1995. Excluding the effects of the addition of MCi, the operating expenses to average assets ratio for the second quarter of 1996 would have been 1.72%. The addition of MCi's earnings and operating expenses, combined with a relatively small addition of assets and liabilities, results in a significant change in the Company's financial ratios, including its ratio of operating expenses to average total assets. As such, a more appropriate measure of the Company's efficiency is the ratio of operating expenses, less non-interest income, to net interest income. This ratio is known as the overhead ratio. The
Company's overhead ratio for the second quarter of 1996 was 16.63% as compared to 39.50% for the same period of 1995.

     Income tax expense increased by $724,000, or 58.0%, for the three months ended June 30, 1996 in comparison to the same period in 1995. The increase was a result of the 45.9% increase in pre-tax earnings. The effective income tax rate from approximately 34% in 1995 to approximately
37% for 1996 was due primarily to the non-deductibility of the goodwill from the MCi acquisition.

Asset/Liability Management
- --------------------------

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



Financial Condition
- -------------------

     Total assets of the Company increased by $97.3 million, or 10.3%, from $947.3 million at December 31, 1995 to $1.0 billion at June 30, 1996. This increase was primarily from an increase in total loans of $142.7 million offset partially by a decline in mortgage-backed securities. This growth was funded by a $56.9 million increase in deposit liabilities and a $31.5 million increase in borrowings.

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

     Shareholders' equity increased by $6.3 million, or 8.2%, from $76.5 million at December 31, 1995 to $82.8 million, or 8.2% of total assets, at June 30, 1996. The increase in shareholders' equity was attributable to the issuance of 307,386 shares of common stock, valued at $5.6 million, in connection with the acquisition of MCi as well as to net earnings for the six months ended June 30, 1996 of $5.9 million. These increases were partially offset by the payment of dividends on, and by repurchases of, both the common and preferred stocks of the Company. Also contributing to a decline in equity was an additional unrealized loss on securities available for sale at June 30, 1996.

Non-Performing Assets and Loan Loss Reserves
- --------------------------------------------

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



                           06/30/96  03/31/96  12/31/95  09/30/95  06/30/95
                           --------  --------  --------  --------  --------
                                         (Dollars in Thousands)

Total non-accruing loans    $  642    $1,107    $1,425    $1,083    $  550
Assets acquired in
 settlement of loans           231        90        99        17        90
Restructured loans             340       341       366       362       347
                            ------    ------    ------    ------    ------
Total non-performing and
 restructured assets        $1,213    $1,538    $1,890    $1,462    $  987
                            ======    ======    ======    ======    ======
Total non-performing and
 restructured assets as
 a percentage of total
 assets                       .12%      .15%      .20%      .16%      .11%
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

Liquidity and Capital Resources
- -------------------------------



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


     The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at June 30, 1996, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

Proposed Regulatory Action Regarding Insurance Assessments
- ----------------------------------------------------------

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

Part II.     Other Information
- ------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             Annual Meeting
             --------------


             The Annual Meeting of stockholders of the Company were held on April 17, 1996 in order to consider the election of three directors of the Company. In a vote cast 2,287,709 shares for, 0 shares against and 19,034 shares abstaining, Messrs. Gary G. Clark, Steven N. Stein and Ronald A. James, Jr. were elected to the Board of Directors of the Company with terms to expire in 1999. Continuing as Directors with terms to expire in 1998 are Messrs. R. Victor Dix, Daniel H. Plumly and L. Dwight Douce. Continuing with terms to expire in 1997 are Messrs. Richard E. Hearld, Robert F. Belden, and Gust B. Geralis.

Item 5.      Other Information
             -----------------

             Dividend
             --------


             On July 17, 1996, the Company announced a quarterly cash dividend of $.12 per common share. The dividend will be payable on August 22, 1996 to shareholders of record as of August 2, 1996.



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



Date   August 22, 1996                       /s/ Gary G. Clark
     --------------------             -------------------------------------
                                                   Gary G. Clark
                                                   Chairman and
                                              Chief Executive Officer
                                         (Duly Authorized Representative)




Date   August 22, 1996                       /s/ James J. Little
     --------------------             -------------------------------------
                                                 James J. Little
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                           Description
- ------                           -----------

27                      Financial Data Schedule