Form 10-Q
period 1996-09-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1996-11-12
CIK 846814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1996
                                             ------------------

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from              to
                                           -------------    -----------
             Commission file number     0-17894
                                    ---------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-1622711
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation  or  organization)                         Identification No.)
135 East Liberty Street, Wooster, Ohio                          44691
--------------------------------------------------------------------------------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code (330) 264-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes X       No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                            3,612,590
-----------------------------           ----------------------------------------
         (Class)                        (Shares Outstanding at October 22, 1996)

FIRSTFEDERAL FINANCIAL SERVICES CORP


                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

        Consolidated Statements of Financial Condition as of
        September 30, 1996 and December 31, 1995...........................    3

        Consolidated  Statements  of  Operations  for the Three Months
        and Nine Months Ended September 30, 1996 and 1995..................    4

        Consolidated  Statements  of Cash  Flows  for  the  Nine  Months
        Ended September 30, 1996 and 1995..................................    5

        Notes to Consolidated Financial Statements.........................  6-8

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 9-17

PART II.   OTHER INFORMATION ..............................................   18

        Signatures.........................................................   19

        Exhibit Index......................................................   20

        Exhibit............................................................   21

PART I.  FINANCIAL INFORMATION


                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                    1996                         1995 (1)
                          ASSETS                                                  (unaudited)
                                                                                 -------------                 ------------
Cash on hand and in other financial institutions                                  $   24,813                     $ 18,621
Interest-bearing deposits in other financial
   institutions                                                                        1,990                        8,862
                                                                                  ----------                     --------
   Total cash and cash equivalents                                                    26,803                       27,483
Investment securities:
   Available for sale (Amortized cost of $24,913 and $41,720,
   respectively)                                                                      24,641                       41,953
   Held to maturity (Fair value of $6,290 and $3,737, respectively)                    6,335                        3,795
Mortgage-backed securities:
   Available for sale (Amortized cost of $102,974 and $174,981,
     respectively)                                                                   100,672                      174,974
   Held to maturity (Fair value of $79,971 and $85,847,
     respectively)                                                                    81,898                       86,147
Loans held for sale                                                                   58,654                       36,664
First mortgage and other loans, net                                                  749,348                      544,396
Accrued interest receivable                                                            6,697                        6,284
Stock in Federal Home Loan Bank of Cincinnati, at cost                                16,680                       14,172
Premises and equipment, net                                                            9,788                        7,442
Cost in excess of fair value of net assets acquired                                   10,911                        2,575
Other assets                                                                          18,296                        1,385
                                                                                 -----------                    ---------
                                                                                  $1,110,723                     $947,270
                                                                                   =========                      =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                         $   638,393                     $574,041
Advances from the Federal Home Loan Bank and
  other borrowings                                                                   372,624                      286,726
Advance payments by borrowers for taxes and insurance                                  1,494                        3,714
Accrued expenses and other liabilities                                                15,828                        6,256
                                                                                ------------                    ---------
                            TOTAL LIABILITIES                                      1,028,339                      870,737
                                                                                  ----------                      -------
Shareholders' Equity:
   Serial preferred stock, no par value:
     authorized  1,500,000  shares;  Series A, 500,094 and 538,847 shares issued and outstanding, respectively, Series B, 480,977
     and 496,500 shares issued and outstanding, respectively                          22,779                       24,132
   Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 4,052,757 and 3,405,176
     shares, respectively                                                              4,053                        3,405
  Paid-in capital                                                                     29,484                       16,310
  Retained earnings                                                                   30,482                       35,338
  Treasury stock, at cost (440,408 and 430,801 shares, respectively)                  (2,753)                      (2,799)
  Unrealized gain(loss) on securities available for sale                              (1,661)                         147
                                                                                ------------                   ----------
                                                                                      82,384                       76,533
                                                                                ------------                     --------
                                                                                  $1,110,723                     $947,270
                                                                                   =========                      =======

----------
(1)  Derived from audited financial statements at December 31, 1995.



          See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -------------------------       ----------------------
                                                                        1996            1995          1996           1995
                                                                        ----            ----          ----           ----
INTEREST AND DIVIDEND INCOME:
Loans                                                                $15,076           $10,978       $40,700        $31,278
Mortgage-backed securities                                             2,950             4,500        10,564         13,651
Investment securities and other interest income                          589               877         2,092          2,390
Dividends on stock in Federal Home Loan Bank of Cincinnati               266               241           763            670
                                                                    --------          --------      --------       --------
   TOTAL INTEREST & DIVIDEND INCOME                                   18,881            16,596        54,119         47,989
                                                                      ------            ------        ------         ------

INTEREST EXPENSE:
Deposits                                                               7,412             6,323        21,408         17,501
Borrowings                                                             4,970             4,440        13,472         12,546
                                                                     -------            ------       -------        -------
   TOTAL INTEREST EXPENSE                                             12,382            10,763        34,880         30,047
                                                                      ------            ------        ------         ------

   NET INTEREST INCOME                                                 6,499             5,833        19,239         17,942

Provision for losses on loans                                             90                 -           270              -
                                                                   ---------       -----------      --------     ----------
   NET INTEREST INCOME AFTER PROVISION                                 6,409             5,833        18,969         17,942
                                                                     -------            ------        ------         ------

OTHER INCOME:
Net gains on sales of loans                                              245               418         1,084            895
Net gains on sales of investments and mortgage-backed securities           4               126           331            264
Manufactured housing brokerage fees, net                               2,618                 -         5,882              -
Other operating income                                                 2,015               577         4,451          1,617
                                                                      ------          --------        ------         ------
   TOTAL OTHER INCOME                                                  4,882             1,121        11,748          2,776
                                                                      ------           -------        ------         ------

OPERATING EXPENSES:
Compensation and related benefits                                      2,784             1,464         7,149          4,194
Premises & equipment                                                     538               420         1,455          1,248
Federal insurance premium                                              3,699               293         4,360            870
Professional and other fees                                              144               205           746            604
State taxes                                                              310               217           860            686
Other operating expenses                                               2,527               913         5,644          2,414
                                                                     -------           -------        ------         ------

   TOTAL OPERATING EXPENSES                                           10,002             3,512        20,214         10,016
                                                                      ------            ------        ------         ------

Earnings before Federal income taxes                                   1,289             3,442        10,503         10,702
Federal income taxes                                                     507             1,169         3,818          3,676
                                                                     -------           -------       -------         ------

   NET EARNINGS                                                    $     782           $ 2,273       $ 6,685       $  7,026
                                                                    ========            ======        ======        =======
   NET EARNINGS APPLICABLE TO COMMON STOCK                         $     365           $ 1,835      $  5,403        $ 5,679
                                                                    ========            ======       =======         ======

   NET EARNINGS PER COMMON SHARE (NOTE 3)
       PRIMARY                                                     $     .10         $     .55     $    1.53      $    1.72
       FULLY DILUTED                                               $     .14         $     .43     $    1.22      $    1.32

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       PRIMARY                                                     3,672,277         3,307,125     3,541,035      3,307,332
       FULLY DILUTED                                               5,560,966         5,280,513     5,500,172      5,332,995


          See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -----------------------
                                                                                1996         1995
                                                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..........................................................   $   6,685    $   7,026
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Provisions for losses on loans .......................................         270         --
   Net gains from sales .................................................      (1,415)      (1,159)
   Accretion of discounts, amortization of premiums and depreciation, net       1,353          857
   Proceeds from sale of loans held for sale ............................      58,798       53,309
   Disbursements for loans held for sale ................................     (31,897)     (66,089)
   Other ................................................................     (16,477)       3,266
                                                                            ---------    ---------

     Net cash provided by operating activities ..........................      17,317       (2,790)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated ......................................................    (396,584)    (151,015)
  Principal repayments of mortgage and other loans ......................     143,930       83,651
  Proceeds from:
    Mortgage-backed securities repayments and sales
      Available for sale ................................................     100,316       30,904
      Held to maturity ..................................................       6,942       10,726
    Investment securities repayments and sales
      Available for sale ................................................      34,962       22,184
      Held to maturity ..................................................         171          395
    Assets acquired in settlement of loan sales .........................         283          121
  Purchases of:
    Mortgage-backed securities
      Available for sale ................................................     (23,952)     (16,637)
      Held to maturity ..................................................      (6,945)      (9,612)
    Investment securities
      Available for sale ................................................     (17,943)     (29,958)
      Held to maturity ..................................................      (2,693)        (498)
   Net cash received in acquisitions ....................................      24,606         --
   Purchase of premises and equipment, net ..............................      (2,233)        (361)

     Net cash used by investing activities ..............................    (139,140)     (60,100)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..............................................      37,925       39,481
  Proceeds from Federal Home Loan Bank advances .........................     244,000      134,700
  Repayments on Federal Home Loan Bank advances .........................    (177,748)    (111,348)
  Net proceeds from securities sold under agreement to repurchase .......      18,193       18,655
  Net decrease in advance payments by borrowers for taxes and insurance .      (2,220)      (1,208)
  Repurchase of common and preferred stock ..............................      (2,375)      (1,744)
  Proceeds from common stock transactions ...............................       5,883           48
  Payment of cash dividends .............................................      (2,515)      (2,395)
                                                                            ---------    ---------

     Net cash provided by financing activities ..........................     121,143       76,189
                                                                            ---------    ---------

  Net increase in cash & cash equivalents ...............................        (680)      13,299
  Cash and cash equivalents at beginning of year ........................      27,483       10,951
                                                                            ---------    ---------
  Cash and cash equivalents at end of period ............................   $  26,803    $  24,250
                                                                            =========    =========



          See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1995 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiaries, Mobile Consultants, Inc. (MCi) and First Federal Savings and Loan Association of Wooster (the "Association"), and the Association's subsidiaries.

       In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassifications have been made for 1995 to conform to classifications used in 1996.

(2)    Commitments

       At September 30, 1996, the Association had outstanding commitments to originate loans aggregating approximately $19.1 million and outstanding commitments to sell loans of $50.7 million. There were no outstanding commitments to purchase or sell mortgage-backed securities or investment securities at September 30, 1996.

(3)    Earnings Per Share of Common Stock

       Primary earnings per share were computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, after giving effect to the reduction of earnings by the dividend paid on the cumulative serial preferred stock. Exercisable stock options are included as common share equivalents. The fully diluted earnings per share assume the conversion of the Series A and Series B cumulative serial preferred stock. Per share information has been adjusted to reflect the 10% common stock dividends granted to the shareholders of record on May 2, 1995 and 1996. All share and per share data presented herein have been restated for the effect of the stock dividends in 1995 and 1996.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Cash Dividends on Common and Preferred Stock

       On July 17, 1996, the Board of Directors declared cash dividends for the common stock and Series A and Series B Preferred Stock. The $.12 per common share dividend was paid on August 22, 1996 to shareholders of record as of August 2, 1996. The Series A preferred dividend of $.4375 per share was paid on September 3, 1996 to shareholders of record as of August 12, 1996 and the Series B preferred dividend of $.40625 per share was also paid on September 3, 1996 to shareholders of record as of August 12, 1996.

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

(6)    Acquisitions

       On March 23, 1996, the Association acquired a branch located in Mt. Vernon, Ohio from Peoples National Bank, Wooster, Ohio. In connection with the acquisition, the Association assumed deposit liabilities of $26.6 million and acquired fixed assets, deposit loans and cash. The purchase of the branch was accounted for by the purchase method of accounting and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $2.4 million, which will be amortized by the straight-line method over ten years. The former Peoples branch has been closed and its deposits transferred to the existing Mt. Vernon branch of the Association on South Main Street.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       On April 3, 1996, the Company acquired Mobile Consultants, Inc. ("MCi") of Alliance, Ohio, an originator and servicer of manufactured home loans for other financial institutions. MCi originates primarily non-mortgage, consumer loan contracts through dealers of manufactured homes located in 22 eastern and midwest states. MCi also services the collection and recovery of troubled loans for the financial institutions which originate the loans. The Company acquired $7.1 million in assets composed primarily of advances receivable on manufactured home loans and furniture and fixtures. The Company also assumed the liabilities of MCi, which consist mainly of accounts payable to dealers and lines of credit. The purchase price of $10.6 million was comprised of $1 million in cash, $4 million in notes due quarterly during 1997, and 307,386 shares of the Company's common stock, valued at $5.6 million. The purchase method of accounting was used and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $9.6 million, which will be amortized by the straight-line method at no longer than 10 years.

       MCi contributed approximately $1.0 and $2.2 million to the Company's net earnings for the quarter and nine months ended September 30, 1996, respectively. The earnings and expenses were consolidated into the financial statements and will become a significant part of future operations.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

       The Company had net earnings of $0.8 million, or $0.10 per common share, and $6.7 million, or $1.53 per common share, for the three and nine month periods ended September 30, 1996, respectively. This lower level of earnings includes a one-time assessment of $3.3 million, $2.2 million after tax, for the re-capitalization of the Savings Association Insurance Fund ("SAIF"). (See Regulatory Action Regarding Insurance Assessments.) Excluding the SAIF assessment, net earnings were $3.0 million, or $.69 per common share, and $8.9 million, or $2.14 per common share, for the three and nine month periods ended September 30, 1996, respectively. This compares favorably to net earnings of $2.3 million, or $.55 per common share, and $7.0 million, or $1.72 per common share, for the three and nine months ended September 30, 1995, respectively. The increase in net earnings of $0.7 million, or 30%, and $1.8 million, or 26%, for the three and nine month periods in 1996 from the same periods in 1995 is primarily attributable to the income from MCi from the origination of manufactured housing loans and other retail deposit fees partially offset by increased operating expenses.

       The annualized return on average assets ("ROA") for the three and nine months periods ended September 30, 1996, excluding the SAIF assessment, were 1.10% and 1.15%, respectively, as compared to 1.00% and 1.07% for the three and nine month periods ended September 30, 1995, respectively. The annualized return on shareholder's equity ("ROE") for the three and nine month periods ended September 30, 1996, excluding the SAIF assessment, were 14.12% and 14.73%, respectively, as compared to 12.29% and 12.94% for the same periods in 1995. The annualized ROA including the SAIF assessment was 0.29% and 0.87% and ROE was 3.79% and 11.19% for the three and nine month periods ended September 30, 1996, respectively.

       FirstFederal's net earnings are primarily dependent upon the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid, respectively. Net earnings are also affected by the Company's non-interest income, which now includes manufactured housing brokerage fees from MCi, and by its non-interest expenses.

       The following table presents for the periods indicated the average interest-earnings assets and the average yields, the average interest-bearing liabilities and average rates and the interest rate margin. All average balances are daily average balances.



                                                                    Three Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                             1996                        1995
                                                  ------------------------   ---------------------
                                                    Average                   Average
                                                  Outstanding     Yield/    Outstanding     Yield/
                                                    Balance       Rate 1     Balance        Rate 1
                                                    -------       ------     -------        ------
                                                             (Dollars in Thousands)

Net interest income ..........................   $    6,500                $    5,832
                                                 ==========                ==========
Interest-earning assets:
  Mortgage loans .............................   $  759,006        7.95%   $  539,722         8.14%
  Mortgage-backed securities .................      189,238        6.24       269,247         6.68
  Investments ................................       55,022        6.21        68,910         6.49
                                                 ----------    ----------  ----------   ----------
    Total average interest-earning assets ....    1,003,266        7.53       877,880         7.56
                                                 ----------    ----------  ----------   ----------
Interest-bearing liabilities:
  Savings ....................................      634,570        4.67       532,015         4.75
  Borrowings .................................      326,979        6.08       292,815         6.07
                                                 ----------    ----------  ----------   ----------
    Total average interest-bearing liabilities      961,549        5.15       824,830         5.22
                                                 ----------    ----------  ----------   ----------
Average interest-free funds ..................   $   41,717                 $  53,050
                                                 ==========                ==========
Interest rate spread .........................                     2.38                       2.34
Impact of interest-free funds ................                      .21                        .32
                                                               ----------               ----------
Interest rate margin2 ........................                     2.59%                      2.66%
                                                               ==========               ==========

------------
1  Annualized
2  Net interest income divided by average interest-earning assets.





                                                                    Nine Months Ended
                                                                      September 30,
                                                           ----------------------------------
                                                           1996                        1995
                                                -------------------------   ------------------------
                                                  Average                Average
                                                Outstanding  Yield/    Outstanding      Yield/
                                                  Balance    Rate 1      Balance        Rate 1
                                                  -------    -----       -------         -----
                                                              (Dollars in Thousands)
Net interest income ..........................   $ 19,240                             $   17,941
                                                 ========                             ==========
Interest-earning assets:
  Mortgage loans .............................   $687,618        7.89%    $520,621          8.01%
  Mortgage-backed securities .................    218,148        6.46      270,199          6.74
  Investments ................................     59,388        6.41       63,913          6.38
                                                 --------   ----------    --------    ----------
    Total average interest-earning assets ....    965,154        7.48      854,733          7.49
                                                 --------   ----------    --------    ----------
Interest-bearing liabilities:
  Savings ....................................    615,819        4.64      520,938          4.48
  Borrowings .................................    304,469        5.90      283,211          5.91
                                                 --------   ----------    --------    ----------
    Total average interest-bearing liabilities    920,288        5.05      804,149          4.98
                                                 --------   ----------    --------    ----------
Average interest-free funds ..................   $ 44,866               $   50,584
                                                 ========               ==========
Interest rate spread .........................                   2.42                       2.50
Impact of interest-free funds ................                    .24                        .30
                                                              --------                ----------
Interest rate margin2 ........................                   2.66%                      2.80%
                                                              ========                ==========

-------------
1  Annualized
2  Net interest income divided by average interest-earning assets.


       Net interest income increased by $666,000, or 11.42%, from $5.8 million for the third quarter of 1995 to $6.5 million for the third quarter of 1996. This increase was due to an increase in average interest-earning assets of 14.3%, offset partially by a 16.6% increase in average interest-bearing liabilities and a declining interest rate margin of 2.59% for the quarter ended September 30, 1996 from 2.66% for the quarter ended September 30, 1995. The principal source of this growth in average interest-earning assets was an increase in originations of mortgage and consumer loans which was funded by increases in deposit liabilities and borrowings. The net interest rate margin declined for the quarter because of the rise in interest rates during the first half of 1996, coupled with a greater reliance on borrowings for funding. This increase in market interest rates had the effect of increasing the average cost of deposits faster than the average interest rates earned on the Company's assets.

       Total interest and dividend income was $18.9 million for the three months ended September 30, 1996, an increase of $2.3 million, or 13.8%, from $16.6 million for the same period in 1995. This increase resulted primarily from an increase of $125.4 million in the average balance of interest-earning assets, partially offset by a 3 basis point decrease in the weighted average yield on interest-bearing assets.

       Interest expense was $12.4 million for the three months ended September 30, 1996, an increase of $1.6 million, or 15.0%, from the $10.8 million for the three months ended September 30, 1995. This increase was due to an increase in average interest-bearing liabilities of $136.7 million for the period partially offset by a decrease in the average cost of funds of 7 basis points from 5.22% at September 30, 1995 to 5.15% at September 30, 1996. This decrease in cost of funds was primarily due to the repricing of deposits to lower rates during the quarter.

       A provision of $90,000 was recorded for losses on loans for the third quarter of 1996 as compared with no provision for the same period in 1995. The provision was recorded primarily because of a continuing increase in commercial and consumer loan originations which inherently have a higher risk level than residential real estate loans. Originations of commercial and consumer loans were $5.2 million and $55.5 million for the third quarter of 1996, respectively, as compared to $0.0 and $16.4 million, respectively, for the third quarter of 1995. The primary component of the significant increase in consumer loan originations is manufactured home loans. The provision for 1996 reflects the Company's evaluation of the loan portfolio and the increased emphasis on consumer loan originations. The reserves for loan losses are analyzed on an ongoing basis and the adequacy of the reserves are determined by a detailed review of problem loans and real estate owned as well as the historical trends in the losses on the various types of loans. See "Non-performing Assets and Loan Loss Reserves" for further information on the provisions and analysis of loan loss reserves.

       Total non-interest income was $4.9 million for the three months ended September 30, 1996, up 335.5% from $1.1 million for the same period in 1995. This increase was due primarily to a $2.6 million increase in manufactured housing brokerage fees and a $1.4 million increase in retail banking fees. On April 3, 1996, the Company completed its acquisition of MCi. (See footnote 6 to the financial statements.) The $2.6 million in manufactured housing brokerage fees represents the commissions earned by MCi from brokerage of loans to financial institutions. During the quarter ended September 30, 1996, MCi brokered $77.1 million in manufactured housing contracts to financial institutions which represents a 294% increase from the $26.2 million brokered during the comparable period of 1995. This increase was due partially to MCi's geographic expansion in late 1995, and partially to a stronger market for manufactured homes. The increase in retail deposit fees for the third quarter was primarily due to the growth in new checking accounts as a result of a new marketing program initiated by the Association during June 1995 to increase the percentage of deposits that are considered core deposits, as well as from servicing income from sold loans.

       Total operating expenses during the three months ended September 30, 1996 were $6.7 million as compared to $3.5 million for the same period in 1995, an increase of $3.2 million, or 89.6%. The increase in total operating expense was due primarily to the addition of MCi's operating expenses. MCi had operating expenses, comprised primarily of compensation and related benefits, professional fees, and other operating expenses of $2.1 million. The remaining increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses.

       The increase in compensation and benefits for the third quarter of 1996 from the third quarter of 1995 was due to the addition of new employees for a new branch which opened in Orrville, Ohio during the first quarter of 1996, and the addition of new employees to start up a commercial lending division within the Company. Premises and equipment expenses increased also primarily because of the new branch opening in Orrville. The increase in state taxes is primarily due to an increase in the equity of the Company as the state tax is basically a fixed percentage of that equity. Other expenses increased primarily due to marketing and advertising costs associated with the new high performance checking marketing campaign and also due to increased loan origination expenses as a result of an increase in the volume of loans closed during the third quarter of 1996. Overall, the Company's operating expenses to average assets ratio was 3.59% for the third quarter of 1996 as compared to 1.51% for the same period in 1995. The significant increase in the ratio of operating expenses to average total assets is comprised of the three components addressed above: first, the one-time SAIF assessment; second, the addition of MCi operating expenses; and third, the general increase in operating expenses at the Association due to new business lines.


   Operating expenses to average total assets.......................  3.59%
   Increase due to SAIF assessment..................................  1.12%
   Increase due to MCi operating expenses...........................   .76%
                                                                      -----
                                                                      1.71%
   Third quarter 1995 operating expense to average total assets.....  1.51%
                                                                      -----
   Increase due primarily to new business lines.....................   .20%
                                                                      =====


The addition of MCi's earnings and operating expenses, combined with a relatively small addition of assets and liabilities, results in a significant change in the Company's financial ratios, including its ratio of operating expenses to average total assets. As such, a more appropriate measure of the Company's efficiency is the ratio of operating expenses, less non-interest income, to net interest income. This ratio is known as the overhead ratio. The Company's overhead ratio for the third quarter of 1996, excluding the SAIF assessment, was 24.7% as compared to 48.6% for the same period of 1995.

       Income tax expense decreased by $662,000, or 56.6%, for the three months ended September 30, 1996 in comparison to the same period in 1995. Excluding the effect of the SAIF assessment, income tax expense increased 43.4% to $1.7 million. The increase was a result of the 34.5% increase in pre-tax earnings. The increase in the effective income tax rate from approximately 34% in 1995 to approximately 37% for 1996 was due primarily to the non-deductibility of the goodwill from the MCi acquisition.

Asset/Liability Management

       The primary objective of interest rate risk management is to maintain a balance between the stability of net interest income and the risks of changing market interest rates. The primary measure of the Company's vulnerability to changing interest rates is the interest-rate sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specific period. The one year interest rate sensitivity gap as a percentage of total assets was -7.66 at September 30, 1996 as compared to a positive 2.8% at December 31, 1995. The increase in the interest-rate sensitivity gap was due to the lag in repricing of interest-earning assets as compared to the repricing of the interest-bearing liabilities plus the origination of an increased share of fixed rate loans during the quarter which were funded by shorter-term deposits.

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

Financial Condition

       Total assets of the Company increased by $163.5 million, or 17.3%, from $947.3 million at December 31, 1995 to $1.1 billion at September 30, 1996. This increase was primarily from an increase in total loans of $226.9 million offset partially by a decline in mortgage-backed and investment securities. This growth was funded by a $64.3 million increase in deposit liabilities and a $85.9 million increase in borrowings.

       First mortgage loans and loans held for sale increased $226.9 million, or 39.0%, to $808.0 million at September 30, 1996 from $581.1 million at December 31, 1995. The increase in the loan portfolio was due to increased loan originations during the first nine months of the year. Originations of both mortgage and consumer loans were $396.6 million for the nine months ended September 30, 1996, an increase of $245.6 million, or 162.6%, over the $151.0 million in originations for the same period in 1995. The increase in originations was due to lower mortgage interest rates during the period, increased originations of consumer loans, primarily manufactured housing loans, and an increase in residential mortgage originations from third party correspondents.

       Mortgage-backed securities available for sale declined by $74.3 million, or 42.5%, and investment securities available for sale declined by $17.3 million, or 41.3%, for the nine months ended September 30, 1996 due to the sale of securities to partially fund the increase in loans.

       Total deposits increased by $64.3 million, or 11.2%, to $638.4 million at September 30, 1996 from $574.0 million at December 31, 1995. Of the $64.3 million increase, $26.6 million was from the assumption of deposit liabilities from the purchase of the Peoples National Bank branch. The other $37.7 million increase came from a new branch opened in Orrville, increased core deposit accounts from the new checking account promotion and other retail certificates of deposit.

       Total advances from the Federal Home Loan Bank (the "FHLB") and other borrowings increased by $85.9 million, or 30.0%, during the nine months ended September 30, 1996. The increase was due to the strong loan demand during the nine months ended September 30, 1996. Advances and other borrowings may fluctuate significantly depending upon loan demand and the Company's asset/liability strategy.

       Shareholders' equity increased by $5.9 million, or 7.6%, from $76.5 million at December 31, 1995 to $82.4 million, or 7.4% of total assets, at September 30, 1996. The increase in shareholders' equity was attributable to the issuance of 307,386 shares of common stock, valued at $5.6 million, in connection with the acquisition of MCi, as well as to net earnings for the nine months ended September 30, 1996 of $6.7 million. These increases were partially offset by the payment of dividends on, and by repurchases of, both the common and preferred stocks of the Company. Also contributing to the decline in equity was an additional unrealized loss on securities available for sale at September 30, 1996.

Non-Performing Assets and Loan Loss Reserves

       Management reviews delinquent loans on an ongoing basis in order to determine the collectability of both interest and principal. The Company's non-performing and restructured assets decreased by $0.1 million to $1.8 million at September 30, 1996 from $1.9 million at December 31, 1995. The ratio of non-performing and restructured assets to total assets was .16% at September 30, 1996 as compared to .20% at December 31, 1995. The decline reflects an improving Ohio economy as well as continued attention paid to collections and asset dispositions.

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




                                                    09/30/96     06/30/96     03/31/96     12/31/95    09/30/95
                                                    --------     --------     --------     --------    --------
                                                                      (Dollars in Thousands)
Total non-accruing loans                             $ 1,253       $  642       $1,107       $1,425      $1,083
Assets acquired in settlement of loans                   233          231           90           99          17
Restructured loans                                       340          340          341          366         362
                                                      ------       ------        -----        -----       -----
Total non-performing and
    restructured assets                               $1,826       $1,213       $1,538       $1,890      $1,462
                                                       =====        =====        =====        =====       =====
Total non-performing and restructured
    assets as a percentage of total assets              .16%         .12%         .15%         .20%        .16%
                                                        ====         ====         ====         ====        ====


       Management of FirstFederal continuously reviews the loan portfolio to determine the adequacy of loan loss reserves. This review is based upon management's assessment of the risks involved in the various types of loans. As a result of this review, FirstFederal had set aside $2.8 million at September 30, 1996 in reserves to cover potential losses, representing 155% of the total non-performing and restructured assets.

       Based on current information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions may be necessary, however, based upon changing economic conditions, increased loan balances and the conditions of the underlying collateral.

Liquidity and Capital Resources

       The Association is required to maintain a minimum level of certain liquid investments, as defined in the Office of Thrift Supervision (the "OTS") regulations, of at least 5% of net withdrawable deposits. The Association's liquidity ratio at September 30, 1996 was 8.1%, which was in excess of the regulatory requirement, compared to 11.9% at December 31, 1995. The decline in the liquidity ratio was due principally to the use of funds from investment securities that had matured or been sold to originate mortgage and consumer loans.

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

        At September 30, 1996, the Association exceeded all fully phased-in minimum capital requirements established by the OTS. The management of the Association is not aware of any proposed regulation or recommendation by the OTS, which, if implemented, would have a material effect upon the Association. The Association's capital ratios at September 30, 1996 are set forth below.

                              OTS Requirement         Association Ratio
                              ---------------         -----------------
Tangible Capital                   1.5%                     5.90%
Leverage (Core) Capital            3.0%                     5.90%
Risk-based Capital                 8.0%                    11.19%

       Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Association's ratios at September 30, 1996 were 5.90%, 10.75% and 11.19%, respectively. As a result, the Association meets the capital requirements of a well capitalized institution.

       The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at September 30, 1996, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

Regulatory Action Regarding Insurance Assessments

       As a savings and loan association the Bank is insured by the Savings Association Insurance Fund ("SAIF"). State commercial banks and national banks are insured by the Bank Insurance Fund ("BIF"). Although both the BIF and SAIF are administered by the FDIC, BIF and SAIF insurance premium assessment rates have not remained comparable. Under the current assessment rate structure, BIF members generally pay lower premiums than SAIF-insured institutions, placing SAIF-insured institutions, including First Federal at a competitive disadvantage to institutions whose deposits are exclusively or primarily BIF-insured. The disparity between BIF and SAIF assessment rates was created after BIF reached its required reserve ration during May 1995 resulting in a reduction of BIF assessment rates. At the time assessment rates were determined for the period beginning January 1, 1996 and effective through December 31, 1996, SAIF was not predicted to reach its required reserve ratio until the year 2001. As a result, the SAIF rates were not adjusted.

       As a result of this disparity in insurance premium rates, on September 30, 1996, President Clinton signed into law an omnibus budget reconciliation bill (the "Omnibus Bill") which includes provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Omnibus Bill requires the FDIC to impose a special assessment on SAIF-insured deposits held by institutions as of March 31, 1995. The FDIC has announced that the special assessment rate will be set at 65.7 basis points. Based upon insured deposits on March 31, 1995 and an assessment rate of 0.657%, First Federal will pay an assessment of $3.3 million on November 27, 1996 from the working capital of the Bank. When the SAIF reaches its required reserve ratio following the one-time assessment, the FDIC has indicated that it will reduce the annual assessment rates for SAIF-insured institutions.

       In addition, the Omnibus Bill requires the merger of the BIF and SAIF into a single insurance fund no later than January 1, 1999 if no savings association then exists. In connection with the merger of the funds, it is possible that SAIF-insured institutions will be required to convert their charters into state bank charters or national bank charters. If such a proposal became law, the Company could be subject to capital requirements. The Company is not currently subject to such requirements.

PART II.      OTHER INFORMATION
-------------------------------

Item 5.       Other Information

              Dividend

              On October 18, 1996, the Company announced a quarterly cash dividend of $.12 per common share. The dividend will be payable on November 22, 1996 to shareholders of record as of November 4, 1996.

              In addition, the Board declared dividends of $.4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. These dividends will be paid on December 2, 1996 to shareholders of record as of November 11, 1996.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibit 27 - Financial Data Schedule

              (b) On August 27, 1996, the Company filed a Current Report on Form 8-K disclosing a change in its Certifying Accountants and filed an amendment on Form 8-K/A to such Report on September 9, 1996.

All other items have been omitted as not required and not applicable under the instructions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FIRSTFEDERAL
                                                    FINANCIAL SERVICES CORP
                                              ----------------------------------
                                                         (Registrant)



Date  November 12, 1996                                /s/ GARY G. CLARK
      -----------------------                   --------------------------------
                                                          Gary G. Clark
                                                           Chairman and
                                                     Chief Executive Officer
                                                (Duly Authorized Representative)




Date  November 12, 1996                               /s/ JAMES J. LITTLE
      -----------------------                   --------------------------------
                                                         James J. Little
                                                     Executive Vice President,
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                         Accounting Officer)

                                  EXHIBIT INDEX



Exhibit Number                    Description
--------------                    -----------
   27                        Financial Data Schedule