Form 10-K405
period 1996-12-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1997-03-25
CIK 846814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _______________
                        Commission file number 0-17894

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                       34-1622711
---------------------------------------------        ----------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   135 EAST LIBERTY STREET, WOOSTER, OHIO                     44691
---------------------------------------------        ----------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (330) 264-8001
                                                     ----------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

         Title of each class:                                    Name of each exchange on which registered:
         -------------------                                     -----------------------------------------

         Common Stock, par value $1.00 per share                 Nasdaq National Market

         7% Cumulative Convertible Preferred

           Stock, Series A, without par value                    Nasdaq National Market

         6 1/2% Cumulative Convertible Preferred

           Stock, Series B, without par value                    Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES  X . NO    .
                                       ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 4, 1997, was $90,347,276. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 4, 1997, there were issued and outstanding 3,699,531 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

         Part III of Form 10-K - Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders.

ITEM 1. BUSINESS
----------------

GENERAL
-------

         FirstFederal Financial Services Corp ("FirstFederal" or the "Company"), an Ohio corporation, is a savings and loan holding company which has as its primary wholly-owned subsidiaries First Federal Savings and Loan Association of Wooster (the "Association"), headquartered in Wooster, Ohio, and Mobile Consultants, Inc. ("MCi"), a manufactured housing finance company headquartered in Alliance, Ohio.

         Based on total assets as of September 30, 1996, the Company was the third largest publicly traded thrift in Ohio and within the 100 largest publicly traded thrifts in the United States. The common stock and two series of cumulative convertible preferred stock of the Company are traded on the Nasdaq National Market under the symbols "FFSW," "FFSWP" and "FFSWO," respectively. Directors and officers of the Company owned approximately 28% of the shares of the Company's fully diluted common stock at December 31, 1996.

         The Company had assets of $1.1 billion, deposits of $671.9 million and shareholders' equity of $85.3 million as of December 31, 1996. At that same date, the Company's equity to assets ratio was 7.89%, the Association's tangible capital ratio was 6.42% and the Association's total risk-based capital ratio was 11.53%. For the year ended December 31, 1996, the Company reported return on assets and return on equity (excluding a one time assessment of $3.3 million pre-tax, or $2.2 million after tax, for the recapitalization of the Savings Association Insurance Fund ("SAIF")) of 1.16% and 14.72%, respectively. The Company's efficiency ratio for 1996 was 53.3%, excluding the SAIF assessment.

         Founded in 1905 as an Ohio chartered mutual thrift, the Association converted to a federally chartered thrift in 1935 and converted from mutual to stock form in 1987. The Association serves Ashland, Knox, Medina, Richland, Wayne and Summit Counties, Ohio (the "Market Area") through its home office, 17 full service branch offices, and three limited service facilities. First Federal Mortgage Services, Inc. a wholly owned subsidiary of the Association, operates mortgage loan production offices in the Ohio counties of Stark, Tuscarawas, and Summit.

         The Association offers a wide range of competitive consumer-oriented lending and deposit products and services in the Market Area. The Association has achieved significant growth in recent years through the expansion of its asset origination capabilities and acquiring branches in its Market Area. As of December 31, 1996, 74.41% of the Association's loan portfolio consisted of loans secured by one- to four-family residential real estate, 20.90% were consumer loans, and 4.06% was secured by multifamily residential and commercial properties. At the present time, virtually all of the real estate loans that have been originated by the Association are secured by properties located in its primary market area. See Note 6 to Notes to Consolidated Financial Statements included in the portions of the Company's Annual Report to the Shareholders for the fiscal year ended December 31, 1996, filed herewith as Exhibit 13 ("Exhibit 13"). The Association also purchases mortgage-backed securities, which, at December 31, 1996, totaled $172.5 million, or 15.97% of total assets. In addition, the Association originates consumer loans and invests in liquid investments. See Notes

3, 4 and 6 to Notes to Consolidated Financial Statements. The Association has recently begun to originate commercial business loans. The Association does not own any non-investment grade corporate debt securities (i.e., securities commonly known as "junk bonds").

         MCi, a manufactured housing finance company which brokers manufactured home loans to and on behalf of financial institutions, was acquired by the Company in April 1996. MCi facilitates primarily non-mortgage, consumer loan contracts through 3,500 dealers of manufactured homes located in 27 states, primarily in the northeast, southeast, midwest and southwest regions of the United States. MCi also services the collection and recovery of troubled loans on behalf of the financial institutions which originate the loans.

         In 1995, MCi brokered $97 million in manufactured housing finance contracts, all of which were sold to other financial institutions. For the fiscal year ended December 31, 1996, MCi's contract originations totaled $261 million. MCi's earnings and expenses were consolidated into the Company's financial statements in April 1996 and have become a significant part of the operations of the Company and its reported results. For the year ended December 31, 1996, MCi contributed approximately $3.1 million to the Company's earnings.

PENDING STRUCTURAL CHANGE

         On February 13, 1997, the Association submitted an application to the Office of the Comptroller of the Currency (the "OCC") to convert from a federal savings association to a national bank (the "Bank Conversion"). In order to retain its stock ownership in the Association following the Bank Conversion, the Association will be submitting an application to the Board of Governors of the Federal Reserve System (the "FRB") on or about March 20, 1997 to become a bank holding company (the "Holding Company Conversion") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). No prediction can be made as to whether the applications and the Holding Company Conversions submitted to the OCC and FRB will be approved, or, if approved, whether the Bank Conversion and the Holding Company Conversion will be consummated. See "Regulation- -Regulation of the Company Following the Bank Conversion."

         The Company's executive offices are located at 135 East Liberty Street, Wooster, Ohio 44691 and its telephone number at that address is (330) 264-8001.

RECENT AND PENDING ACQUISITIONS

         On March 23, 1996, the Association acquired a branch in Mount Vernon, Ohio from Peoples National Bank. In the transaction, the Association acquired approximately $26.6 million of consumer deposit liabilities at a premium of 9%. The deposits were merged into an existing branch of the Association and the real estate was sold.

         On April 3, 1996, the Company acquired MCi. In the transaction, the Company acquired $7.1 million in assets consisting primarily of advances receivable on manufactured home loans and furniture and fixtures. The Company also assumed the liabilities of MCi, which consisted mainly of accounts payable to dealers and lines of credit. The purchase price of $10.6 million was comprised of $1 million in cash, $4 million in notes due quarterly during 1997, and 307,386 shares of the Company's common stock, valued at $5.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of MCi were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $5.6 million, which will be amortized by the straight-line method over a period of no longer than 10 years.

         On December 30, 1996, the Company entered into an Agreement of Affiliation and Plan of Merger with Summit Bancorp ("Summit"), the parent holding company of Summit Bank, an Ohio- chartered commercial bank (the "Merger Agreement"), pursuant to which Summit will merge with and into the Company, with the Company as the surviving entity. Under the Merger Agreement, each share of the common stock of Summit will be exchanged for 1.87 shares of the common stock of the Company. As currently structured, the Merger is subject to the approval of the Holding Company Conversion, approval of various regulatory applications to acquire Summit, and the approval of the stockholders of Summit. At December 31, 1996, Summit had assets of $81.3 million, deposits of $67.8 million, and stockholders' equity of $7.2 million. For the year ended December 31, 1996, Summit reported net income of $0.8 million.

SUBSEQUENT EVENT

         On March 11, 1997, the Company announced the execution of a definitive agreement to acquire Alliance Capital Resources ("Alliance"), an originator of leases of information technology equipment. Under the terms of the definitive agreement, the shareholders of Alliance will receive cash in exchange for their shares of Alliance stock. At the closing of the transaction, the Alliance shareholders will receive an aggregate payment of $2 million in cash, and will receive rights to participate in the future earnings of Alliance for a five-year period, provided that the earnings of Alliance meet or exceed certain specified amounts. The shareholders of Alliance approved the transaction at the time of execution of the definitive agreement. The transaction is subject to the approval of certain regulatory authorities, and is currently anticipated to be completed in the third quarter of 1997.

         On March 19, 1997, the Company issued $40.5 million of subordinated notes due March 15, 2004 at a rate of 9.125% (the "Notes"). The Company expects to use the net proceeds for general corporate purposes, which may include the repayment of indebtedness, investments in or extensions of credit to its subsidiaries and the financing of possible acquisitions. The Notes are subject to terms and conditions, and to redemption, at the option of the Company, at any time on or after March 15, 2002, pursuant to the note indenture. The Notes are unsecured obligations of the Company and are subordinate to all other indebtedness of the Company and the Association. The Notes are designed to qualify as Tier 2 capital under FRB regulations.

LENDING ACTIVITIES
------------------

         GENERAL. The primary source of revenue to the Association is interest income from lending activities. The principal lending activity of the Association is originating conventional first mortgage real estate loans to enable borrowers to purchase, construct or refinance one- to four-family residential real property. The Association also makes consumer loans and, to a lesser extent, loans secured by multifamily residential and commercial real estate.

         LOAN PORTFOLIO COMPOSITION. The following tables set forth information concerning the composition of the Association's loans receivable and loans held for sale in dollar amounts and in percentages, by type of loan at the dates indicated. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in Exhibit 13.

                                                                                            AT DECEMBER 31,
                                              -------------------------------------------------------------------------------------
                                                       1996                 1995                 1994                  1993
                                              --------------------- -------------------- -------------------- ---------------------
                                                Amount     Percent   Amount     Percent   Amount     Percent   Amount      Percent
                                              ----------  --------- --------   --------- ---------  --------- --------    ---------
                                                                          (Dollars in Thousands)
Type of Loan
------------

Conventional:
Loans on existing property .................   $517,697      64.89% $456,974      72.67% $402,413      78.22% $318,308      77.81%
Commercial real estate loans ...............     16,593       2.08    26,966       4.29    18,396       3.57    20,838       5.09
Construction(1) ............................     91,783      11.50    72,504      11.53    41,979       8.16    27,758       6.78
Consumer and deposit account loans .........    166,778      20.90    72,344      11.51    51,694      10.05    42,221      10.32
Other loans(2) .............................      4,937       0.63         6       --        --         --          19       --
                                               --------   --------  --------   --------  --------   --------  --------   --------
  Gross loans receivable (before net items)    $797,788     100.00% $628,794     100.00% $514,482     100.00% $409,144     100.00%
                                               ========   ========  ========   ========  ========   ========  ========   ========

Adjustable-rate loans ......................   $201,644      25.27% $224,388      35.68  $161,492      31.39% $ 93,777      22.92%
Consumer and deposit account loans .........    166,778      20.90    72,344      11.51    51,694      10.05    42,221      10.32
                                               --------   --------  --------   --------  --------   --------  --------   --------
  Subtotal .................................    368,422      46.17   296,732      47.19   213,186      41.44   135,998      33.24

Fixed-rate loans ...........................    429,366      53.83   332,062      52.81   301,296      58.56   273,146      66.76
                                               --------   --------  --------   --------  --------   --------  --------   --------
   Gross loans receivable (before net items)   $797,788     100.00% $628,794     100.00% $514,482     100.00% $409,144     100.00%
                                               ========   ========  ========   ========  ========   ========  ========   ========

Type of Security
----------------

Residential:
 Single family .............................   $577,172      72.35% $509,290      80.99% $419,608      81.56% $321,796      78.66%
 2-4 family ................................     16,544       2.06    15,696       2.50    14,230       2.77    11,987       2.93
 Other dwelling units ......................      7,407       0.93     4,492        .71    10,554       2.05    12,283       3.00
Commercial real estate loans ...............     24,950       3.13    26,966       4.29    18,396       3.57    20,838       5.09
Consumer loans .............................    166,778      20.90    72,344      11.51    51,694      10.05    42,221      10.32
Other loans ................................      4,937       0.63         6       --        --         --          19       --
                                               --------   --------  --------   --------  --------   --------  --------   --------
   Gross loans receivable (before net items)   $797,788     100.00% $628,794     100.00% $514,482     100.00% $409,144     100.00%
                                               ========   ========  ========   ========  ========   ========  ========   ========

                                                  -------------------
                                                          1992
                                                  -------------------
                                                   Amount    Percent
                                                  --------   --------
Type of Loan
------------

Conventional:
Loans on existing property .................      $249,125      74.00%
Commercial real estate loans ...............        21,625       6.43
Construction(1) ............................        25,426       7.55
Consumer and deposit account loans .........        40,463      12.02
Other loans(2) .............................            25       --
                                                  --------   --------
  Gross loans receivable (before net items)       $336,664     100.00%
                                                  ========   ========

Adjustable-rate loans ......................      $103,837      30.84%
Consumer and deposit account loans .........        40,463      12.02
                                                  --------   --------
  Subtotal .................................       144,300      42.86

Fixed-rate loans ...........................       192,364      57.14
                                                  --------   --------
   Gross loans receivable (before net items)      $336,664     100.00%
                                                  ========   ========

Type of Security
----------------

Residential:
 Single family .............................      $247,923      73.64%
 2-4 family ................................        10,594       3.15
 Other dwelling units ......................        16,034       4.76
Commercial real estate loans ...............        21,625       6.43
Consumer loans .............................        40,463      12.02
Other loans ................................            25       --
                                                  --------   --------
   Gross loans receivable (before net items)      $336,664     100.00%
                                                  ========   ========

(1)  Comprised of substantially all one- to four-family residential mortgage loans.
(2)  Includes commercial, financial and industrial loans.

    The following table presents a reconciliation of the Company's loans receivable and loans held for sale, after net items:

                                                                    AT DECEMBER 31,
                                             ------------------------------------------------------------
                                               1996         1995         1994         1993         1992
                                             --------     --------     --------     --------     --------
                                                                    (IN THOUSANDS)

Gross loans receivable, before net items     $797,788     $628,794     $514,482     $409,144     $336,664

Less:
  Discounts on loans/unearned income ...           --            3            7           15           35
  Loans in process .....................       36,679       42,888       30,845       21,909       17,830
  Deferred loan fees ...................        1,425        1,849        1,850        1,467        1,552
  Allowance for loan losses ............        2,916        2,994        3,204        4,512        3,923
                                             --------     --------     --------     --------     --------
  Loans receivable, net ................     $756,768     $581,060     $478,576     $381,241     $313,324
                                             ========     ========     ========     ========     ========

    The following table illustrates the maturities of the Association's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing when the loans are contractually due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management believes that actual prepayments and scheduled repayments will cause the effective maturities of the Association's loan portfolio to be significantly shorter than is indicated by the table.

                                                     REAL ESTATE
                                REAL ESTATE          CONSTRUCTION             CONSUMER AND
                               MORTGAGE LOANS            LOANS               OTHER LOANS (1)            TOTAL
                           ---------------------   -------------------   ---------------------- ---------------------
                                       WEIGHTED               WEIGHTED                WEIGHTED              WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE               AVERAGE
                             AMOUNT      RATE       AMOUNT      RATE      AMOUNT       RATE      AMOUNT      RATE
                           ---------   ---------   --------  ----------  --------    ---------- --------   ----------
                                                                   (Dollars in Thousands)

DUE DURING YEAR(S) ENDED
     DECEMBER 31,
--------------------

1997 .................      $189,351        7.69%  $ 91,783       7.55%  $ 66,783        9.09%  $347,917      7.96%
1998-2001 ............       153,792        7.39       --         --       26,602        9.42    180,394      7.69
2002 and following ...       191,147        7.56       --         --       78,330        9.85    269,477      8.23
                            --------    --------   --------   --------   --------    --------   --------  --------
Gross loans receivable      $534,290        7.56%  $ 91,783       7.55%  $171,715        9.48%  $797,788      7.97%
                            ========    ========   ========   ========   ========    ========   ========  ========


(1) Includes manufactured housing loans with typical maturities exceeding five years, as well as demand loans and loans having no stated maturity.

         At December 31, 1996, the total amount of loans due after December 31, 1997 which had fixed interest rates was $377.6 million, while the total amount of loans due after such date which had floating or adjustable rates was $72.3 million.

         The table below sets forth the loan origination, purchase and sale activity of the Association during the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          --------     ---------      --------
                                                                     (In Thousands)

LOANS ORIGINATED:
  One- to four-family residential loans:
    Fixed-rate .....................................      $316,659      $145,383      $ 96,352
    Adjustable-rate ................................        51,604        85,406        91,475
  Multifamily residential and commercial real estate        20,556         3,881         5,948
  Consumer and other ...............................       187,421        53,648        27,455
                                                          --------      --------      --------
      Total loans originated .......................       576,240       288,318       221,230
                                                          --------      --------      --------

LOANS PURCHASED:
  One- to four-family residential loans:
    Fixed-rate .....................................          --            --            --
    Adjustable-rate ................................          --            --            --
 Multifamily residential and commercial real estate
  (adjustable-rate) ................................          --           9,581          --
 From acquisition of branches ......................          --               5
                                                          --------      --------      --------
      Total loans purchased ........................          --           9,581             5
                                                          --------      --------      --------
TOTAL LOANS ORIGINATED AND PURCHASED ...............       576,240       297,899       221,235

LOANS SOLD:
  One- to four-family residential loans:
    Fixed-rate .....................................       179,867        87,097        44,376
    Adjustable-rate ................................        41,671          --            --
  Consumer and other ...............................        47,391          --            --
                                                          --------      --------      --------
     Total loans sold ..............................       268,929        87,097        44,376

PRINCIPAL REPAYMENTS AND OTHER .....................       131,243       108,318        79,509
                                                          --------      --------      --------
     Total loan sales and repayments ...............       400,172       195,415       123,885
                                                          --------      --------      --------

Provision for losses on loans ......................           360          --              15
                                                          --------      --------      --------
NET LOAN ACTIVITY ..................................      $175,708      $102,484      $ 97,335
                                                          ========      ========      ========



         FEES. In addition to interest earned on loans, the Association receives fees for loan originations, prepayments, modifications, late payments, transfers of loans due to changes of property ownership and other miscellaneous services. The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the mortgage market.

         Loan origination fees and certain direct origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the contractual life of the loan as an adjustment of yield (prepayments may be anticipated in certain cases). The Association sells some loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). When a loan is sold, the net of unamortized deferred fees and expenses is considered in the computation of gain or loss on sale.

         LOAN ORIGINATIONS GENERALLY. The Association originates real estate loans primarily through internal loan production personnel supplemented by external loan originators who are also employees of the Association. In addition, First Federal Mortgage Services Inc., a wholly owned subsidiary of the Association, operates mortgage loan production offices in Canton, Stow and New Philadelphia, Ohio. Once a borrower has applied for a loan, the complete loan application package is reviewed by the loan officer. As part of the loan review process, qualified independent or staff appraisers inspect and appraise the property that would secure the loan. As part of the review process for residential loans, information is obtained concerning the income, financial condition, employment and credit history of the borrower. Loans are approved by a loan committee, the composition of which is dependent upon the size and type of loan.

         The Association requires evidence of title on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Association may also require flood insurance to protect the property securing its interest.

         Most real estate loans originated by the Association contain a "due-on-sale" clause providing that the Association may declare the unpaid principal balance due and payable upon the disposition of the mortgaged property. The Association enforces these due-on-sale clauses, to the extent permitted by law, taking other business factors into consideration.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Association's lending program has been the origination and purchase of loans secured by one- to four-family residences. As of December 31, 1996, $593.7 million, or 74.4% of the Association's loan portfolio consisted of loans, including construction loans, on one- to four-family residences. As of December 31, 1996, these loans were secured primarily by residences located in the Market Area. At December 31, 1996, $429.4 million, or 72.3%, of the Association's loans secured by one- to four-family residences consisted of fixed-rate mortgage loans.

         The Association's current one- to four-family residential adjustable-rate mortgage loans ("AMLs") have interest rates that adjust based on various different indexes. The Association's portfolio of AMLs is tied to several different national indexes. At December 31, 1996, AMLs totaled $201.6 million, or 25.6%, of the Association's one- to four-family mortgage loan portfolio.

         When making a one- to four-family residential mortgage loan, the Association evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Association generally makes loans on one- to four-family residential property in amounts of 95% or less of the appraised value thereof. Where loans are made in amounts which exceed 85% of the appraised value of the underlying real estate, the Association's policy generally requires private mortgage insurance on a portion of the loan.

         The increase in originations of one- to four-family loans by the Association, from $230.8 million in 1995 to $368.3 million in 1996, was primarily due to a more favorable interest rate environment and increased emphasis placed on the Company's mortgage business.

         MULTIFAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. As of December 31, 1996, 4.1% of the Association's loan portfolio aggregating $32.4 million, consisted of real estate loans secured by multifamily residential and commercial properties. The Association's multifamily residential and commercial real estate loans include permanent loans secured by liens on apartments, condominiums, churches, office buildings, shopping centers, motels and other commercial properties.

         Properties securing multifamily residential and commercial loans originated by the Association are appraised at the time of the loan by appraisers designated by the Association or the lead lender in the case of a loan participation. Although the Association is permitted to invest in loans up to 100% of the appraised value of a property on multifamily residential and commercial real estate loans, the Association limits its investment to amounts of 80% or less of the appraised value of the underlying collateral. In underwriting these loans or evaluating the purchase of loan participations therein, it is the policy of the Association to consider, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, the debt service coverage ratio and the past performance of the project. Investments in multifamily residential and commercial real estate loans are reviewed and approved by the Commercial Loan Committee. The Commercial Loan Committee is comprised of the President Chief Operating Officer, the Senior Vice President, the Senior Vice President - Lending, the Vice President - Commercial Lending and the Vice President - Regional Manager of Medina County. Loans in excess of $1,000,000 must be submitted to a Directors' Loan Committee for a decision, after being recommended by the Commercial Loan Committee.

         SALES, PURCHASES, REPAYMENTS AND SERVICING OF REAL ESTATE LOANS. In order to generate funds for additional lending activities, the Association, from time to time, sells loans in the secondary market, as favorable market conditions arise. In many instances, the Association has sold loans after deliberations over market conditions which include consideration of interest rate risk and local demand. This decision is based primarily on market conditions as well as the determination at the time of origination whether the loan is originated for sale or to be held for investment. To date, all of the Association's sales activities have involved one- to four-family residential mortgage loans. Loan sales can enable the Association to recognize unamortized loan fee income and reduce interest rate risk while meeting local market demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" and "- Asset/Liability Management" in Exhibit 13.

         In 1996, the Association sold a total of $268.9 million, net, in loans, an increase of $181.8 million from the $87.1 million, net, sold in 1995. This increase in sales was primarily the result of the Association's strategic focus of diversifying the loan portfolio, thus requiring a smaller volume of mortgage loan originations to be retained by the Association.

         When mortgage loans are sold, the Association retains the responsibility for servicing the loans. The fees received by the Association for loan servicing vary but are generally calculated as an amount equal to a rate of
 .25% per annum on the outstanding principal amount of the loans serviced. At December 31, 1996, the Association serviced $371.1 million of mortgage loans sold to others.

         Gains and losses on sales of loans are recognized at the time of sale. When loans sold have an average contractual interest rate that differs from the purchaser's yield less the servicing fee, resulting gains or losses are recognized in an amount equal to the present value of the differential over the estimated remaining life of the loans. Any resulting discount or premium is amortized over the same estimated life using the interest method.

         The Association experienced a decrease of $25.9 million in repayments on loans from $105.4 million in 1993 to $79.5 million in 1994, due primarily to the rising interest rate environment prevailing during the second half of 1994 which slowed both refinancing and principal repayments. During 1995, repayments increased by $28.8 million to $108.3 million due primarily to a more favorable or lower interest rate environment for the last half of the year which increased loan production. During 1996 repayments increased by $22.9 million to $131.2 million due principally to the larger volume of loans in the Association|s portfolio.

         CONSUMER LENDING. Federal laws and regulations permit federally chartered savings institutions to make secured and unsecured consumer loans in an aggregate amount, together with investments in commercial paper or corporate debt securities, of up to 35% of the institution's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), property improvement loans, deposit account secured loans and educational loans.

         The Association originates consumer loans for any personal, family or household purpose, such as the financing of the purchase of manufactured homes, home improvements, automobiles, boats, recreational vehicles and education. In addition, the Association expanded its home equity lending program including loans made pursuant to lines of credit secured by mortgage liens on the borrower's principal or second residence. The Association's origination of consumer and other loans has steadily increased from $14.2 million in 1991 to a record $187.4 million in 1996. The primary component, $107.7 million or 57.5%, of consumer and other loans was the origination of manufactured housing loans. Manufactured housing loan originations increased 3,374% for 1996 because of the Company's acquisition of MCi. Such loans involve a greater degree of risk than single family residential loans but carry higher yields and shorter average maturities. It is anticipated that the number and amount of the Company's manufactured housing loans will continue to increase as a result of the acquisition of MCi; however, it is management's intent to sell most of these loans through securitizations.

         In October 1996, the Company securitized $48.9 million of manufactured housing loans in a private placement of Senior/Subordinated Pass Through Certificates Series 1996-1. As a result of this securitization, the Company recorded a $6.6 million retained interest, which consists of an overcollateralization of loans and the unamortized balance of the present value of the interest rate differential resulting from the sale of loans with servicing rights retained. The residual interest is amortized over the estimated life of the underlying loans sold. The carrying value of the residual interest is analyzed quarterly by the Company to determine whether prepayment and default experience has any impact on this carrying value.

         MCi not only originates manufactured housing loans for the Association but also brokers loans to other financial institutions. MCi brokered $261 million in loans for the year ended December 31, 1996, $153.3 million or 58.7% of which were brokered to financial institutions other than the Association. MCi receives an origination fee from these brokerage activities. Since April 3, 1996, the date of the Company's acquisition of MCi, $6.7 million of brokerage fees were recognized by MCi. The brokerage of loans to financial institutions other than the Association is expected to become a smaller percentage of MCi's originations. Loans originated by MCi for the Association are subject to the underwriting standards of the Association.

         In 1995 and 1996, home equity lines of credit loans comprised an additional 30.6% and 13.3%, respectively, of consumer loan originations. The Association continues to expand its consumer loan originations as it looks to better service the market it is already in. The expansion includes a continued emphasis on both equity lines of credit loans and manufactured housing loans. These loans offer higher yields and provide greater flexibility in interest rate risk management since the average lives are very short compared to mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management"in Exhibit 13.

         Nonperforming Assets and Delinquencies.
         ---------------------------------------

         General. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. A notice is mailed to the borrower after a payment is five days past due and again when the loan is 15 days past due. In most cases, deficiencies are cured promptly. When deemed appropriate by management, the Association institutes appropriate action to foreclose on the property or to acquire it by deed in lieu of foreclosure. If foreclosed on, real property is sold at a public sale. In most foreclosure sales, the Association acquires title to the property, and later sells the property.

         Classified Assets. The OTS has adopted a classification system for problem assets of savings associations. Under this classification system, problem assets of insured institutions are classified as "Substandard," "Doubtful," or "Loss." An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institutions will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either Substandard or Doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS as well as the FDIC, either of which can order the establishment of additional general or specific loss allowances.

         In connection with the filing of periodic reports with the OTS, the Association regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. At December 31, 1996, $2.4 million of the Association's assets were classified as Substandard, none as Doubtful or Loss.

         Delinquencies. The table below sets forth information concerning delinquent mortgages and other loans at December 31, 1996 and 1995. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                   AT DECEMBER 31,
                                            ---------------------------------------------------------
                                                          1996                      1995
                                            -----------------------------  --------------------------
                                                 Amount       Percent of      Amount      Percent of
                                              Contractually  Total Loans, Contractually Total Loans,
                                               Delinquent        Net        Delinquent      Net
                                            ---------------  ------------  ------------- ------------
                                                              (Dollars in Thousands)

LOANS DELINQUENT FOR:

30-59 Days
----------
One- to four-family residential loans .....       $ 7,676       1.01%       $ 1,125        .21%

Multifamily residential and commercial real
 estate loans .............................           602        .08             88        .02
Consumer and other loans ..................         3,129        .41            540        .10

60-89 Days
----------
One- to four-family residential loans .....         2,105        .28            258        .05
Multifamily residential and
  commercial real estate loans ............            81        .01             --         --
Consumer and other loans ..................           579        .08            126        .02

90 Days and Over
----------------
One- to four-family residential loans .....         2,100        .28            306        .06
Multifamily residential and
  commercial real estate loans ............           644        .09            892        .16
Consumer and other loans ..................           846        .11            227        .04
                                                   ------       ----         ------       ----
     Total ................................       $17,762       2.35        $ 3,562        .66%
                                                   ======       ====         ======       ====



Delinquent loans as shown in the above table increased by $14.2 million or 398.7% partially as the result of a data conversion at the Association during the third and fourth quarters of 1996. Collections activity during the conversion was hampered by inaccurate delinquency reporting, which resulted in an increase in delinquencies in 1996. The delinquency reporting was corrected in the first quarter of 1997. As of February 28, 1997 total loans delinquent greater than 30 days had decreased to 1.60% of total loans, net, marking a 31.9% improvement from December 31, 1996.

         Nonperforming Assets. The table below sets forth the amounts and categories of risk elements in the Association's loan portfolio. Nonperforming assets include nonaccrual loans, loans 90 days or more past due, restructured loans and assets acquired in settlement of loans. Loans are placed on nonaccrual status when the collection of principal or interest becomes doubtful. In addition, one- to four-family residential mortgage loans and multifamily residential and commercial real estate loans are placed on nonaccrual status when the loan becomes 90 days or more contractually delinquent. Troubled debt restructurings are loans which have involved forgiving a portion of interest or principal or loans made at a rate materially less than that of market rates.

                                                                                             AT DECEMBER 31,
                                                                 ------------------------------------------------------------------
                                                                  1996             1995           1994          1993          1992
                                                                 ------           ------         ------        ------        ------
                                                                                        (DOLLARS IN THOUSANDS)

Nonaccruing loans:
  One- to four-family residential...................             $2,100           $  306         $  523        $  748        $  591
  Multifamily residential and
   commercial real estate...........................                644              892             80         2,308         2,454
  Consumer..........................................                846              227            228           334           290
                                                                 ------           ------         ------        ------        ------
     Total..........................................              3,590            1,425            831         3,390         3,335
                                                                 ------           ------         ------        ------        ------
     Total nonaccruing loans as a
      percentage of total assets....................               .32%             .15%           .10%          .50%          .58%
Accruing loans contractually past
 due 90 days or more................................             $  ---           $  ---         $  ---        $  ---        $  957
                                                                 ------           ------         ------        ------        ------

Assets acquired in settlement of loans:
  One- to four-family residential...................                ---               16             10            23             9
  Multifamily residential and
   commercial real estate...........................                216               76            ---           ---           ---
  Consumer..........................................                 25                7             20            30           123
                                                                 ------          -------         ------        ------        ------
     Total..........................................             $  241          $    99         $   30        $   53        $  132
                                                                 ------          -------         ------        ------        ------
     Total assets acquired in settlement of loans as a
      percentage of total assets....................               .02%             .01%           ---%          .01%          .02%

Troubled debt restructuring:
  Restructured mortgage loans.......................             $  340          $   366         $2,714        $  491        $  590
                                                                 ------          -------         ------        ------        ------
     Total restructured mortgage loans
      as a percentage of total assets...............               .03%             .04%           .32%          .07%          .10%

Total nonperforming and restructured assets.........             $4,171           $1,890         $3,575        $3,934        $5,014
                                                                 ======           ======         ======        ======        ======

Total nonperforming and restructured
 assets as a percentage of total
 assets.............................................               .37%             .20%           .43%          .58%          .88%
                                                                 ======           ======         ======        ======        ======



         The gross interest income on loans accounted for on a non-accrual basis that would have been recorded as income for the year ended December 31, 1996 had the loans been current in accordance with their original terms totaled $146 thousand. No interest income on such loans was recorded for the year ended December 31, 1996 after the respective dates on which such loans became non-accrual loans.

         Allowances for Losses. It is management's policy to establish allowances for credit losses and to value real estate at the lower of cost or estimated fair value when it determines that losses are expected to be incurred on the loans for the underlying properties. While management believes that it uses the best information available to make such determinations, future adjustments may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determination. At December 31, 1996, the Association had approximately $2.9 million in an allowance for losses on loans compared to $3.0 million at December 31, 1995. The allowance for losses on loans represented 76.1% and 158.4% of total nonperforming and restructured assets at December 31, 1996 and 1995, respectively. See Note 8 of the Notes to the Consolidated Financial Statements in Exhibit 13 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in Exhibit 13.

         The following table is a summary of the activity of mortgage, other loan and real estate owned credit loss allowances, charge-offs and recoveries for the periods indicated.

                                                                   YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                   1996        1995        1994        1993        1992
                                                  ------      ------      ------      ------      ------
                                                                   (DOLLARS IN THOUSANDS)

Allowance for Loan Losses
-------------------------

Balance at beginning of year ................     $2,994      $3,204      $4,512      $3,923      $2,248
Provision for credit losses .................        360          --          15       1,025       1,884
Allowance for possible losses on loans
 acquired ...................................         --          --          --          --          --

Charge-offs:

 One- to four-family ........................         57          52          63          23          78
 Consumer ...................................        122         173         164         206         149
 Multifamily, commercial and other ..........        275          --       1,110         253          --
Recoveries ..................................         16          15          14          46          18
                                                  ------      ------      ------      ------      ------
Balance at end of year ......................     $2,916      $2,994      $3,204      $4,512      $3,923
                                                  ------      ------      ------      ------      ------

Allowance for Real Estate Owned
-------------------------------

Balance at beginning of year ................     $   --      $   --      $   --      $   --      $   22
Provision for credit losses .................         --          --          --          --          --
Charge-offs .................................         --          --          --          --          22
Recoveries ..................................         --          --          --          --          --
                                                  ------      ------      ------      ------      ------
Balance at end of year ......................     $   --      $   --      $   --      $   --      $   --
                                                  ======      ======      ======      ======      ======

Allowance as a percentage of period-end loans and assets acquired in settlement of loans:

  Mortgage and other loans ..................        .39%        .55%        .67%       1.18%       1.25%

  Assets acquired in settlement of loans ....         --          --          --          --          --


Ratio of net charge-offs during the period to
  average loans outstanding during the period        .06         .04         .32         .13         .08

Ratio of allowance for loan losses to total
  loans, net of unearned income .............        .39         .55         .67        1.18        1.25


Ratio of allowance for loan losses to non-
  accrual loans .............................      81.22      210.11      385.56      133.10      117.63

         The table below sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                                                       AT DECEMBER 31,
                              -------------------------------------------------------------------------------------------------
                                     1996               1995                1994                1993                  1992
                              ----------------    ----------------    ----------------    ----------------    -----------------
                                         % OF                % OF                % OF                % OF                 % OF
                              AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT      TOTAL
                              ------     -----    ------     -----    ------     -----    ------     -----    ------      -----
                                                                    (DOLLARS IN THOUSANDS)

Type of Loan:
One- to four-family ......    $  593      20.3%   $  616      20.6%   $  867      27.1%   $  645      14.3%   $  310        7.9%
Multifamily and commercial
 real estate .............     1,633      56.0     1,702      56.8     1,453      45.3     3,245      71.9     3,098       79.0

Consumer and other .......       690      23.7       676      22.6       884      27.6       622      13.8       515       13.1
                              ------     -----    ------     -----    ------     -----    ------     -----    ------      -----
Total allowance for loan
 losses ..................    $2,916     100.0%   $2,994     100.0%   $3,204     100.0%   $4,512     100.0%   $3,923      100.0%
                              ======     =====    ======     =====    ======     =====    ======     =====    ======      =====


INVESTMENT ACTIVITIES
---------------------

         The Association invests primarily in short-term investments, including United States Treasury securities, bank certificates of deposit, FHLB overnight funds, government agency issues and investment grade, marketable corporate debt securities. The Association has never invested in non-investment grade investment securities, and, under federal law, is not permitted to invest in such securities. There are various other regulatory restrictions on investments by the Association. Federal regulations require that commercial paper must mature within 270 days of issuance. Moreover, the Association's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed its loans-to-one-borrower limitation. The Association's policy governing investment activities, however, is more restrictive than the applicable federal regulations. Consequently, at December 31, 1996, the Association was in compliance with all such requirements.

         The Association is required by federal regulations to maintain a minimum amount of liquid assets that may be invested in specified securities and is also permitted to make certain other securities investments. The balance of the securities investments maintained by the Association above regulatory requirements reflects for the most part management's primary investment objective of maintaining liquidity at a level that ensures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting savings withdrawal requests and loan commitments and making other investments.

         In addition to using the securities investments for liquidity purposes, the Association also uses the investment portfolio to help manage interest rate risk, and reduce the gap between the effective maturities of its interest-bearing liabilities and its interest-earning assets.

         At December 31, 1996, the Association's investments, consisting of interest-earning deposits in other financial institutions, investment securities and mortgage-backed securities, totaled $235.5 million, or 21.8%, of total assets at that date. See Notes 3 and 4 of Notes to Consolidated Financial Statements in Exhibit 13.

         The following schedule illustrates the interest rate sensitivity of the Company's mortgage-backed securities portfolio, investment securities portfolio and cash in other financial institutions at December 31, 1996. Amounts are stated at book value and do not reflect accrued interest.

                                                            OVER ONE          OVER FIVE
                                                          YEAR THROUGH      YEARS THROUGH
                                      ONE YEAR OR LESS     FIVE YEARS         TEN YEARS         OVER TEN YEARS          TOTAL
                                     ----------------- ----------------- ------------------  ------------------- -------------------
                                              WEIGHTED          WEIGHTED           WEIGHTED            WEIGHTED             WEIGHTED
                                              AVERAGE           AVERAGE            AVERAGE             AVERAGE              AVERAGE
                                      AMOUNT   YIELD    AMOUNT   YIELD     AMOUNT   YIELD     AMOUNT    YIELD     AMOUNT     YIELD
                                     -------- -------- -------- -------- --------- --------  -------- ---------- --------  ---------
                                                                        (DOLLARS IN THOUSANDS)

U.S. Treasury .....................  $   --     ---%    $  --     ---%     $  --     ---%     $  --      ---%     $   --      ---%

U.S. Government agencies and
 corporations

                                       57,771   6.04     47,462   6.29      10,354   6.22       9,798    5.87      125,385    6.14
Collateralized mortgage obligations
 and other mortgage pass through
 certificates .....................    79,855   6.35     17,038   6.46          68   6.47        --      --         96,961    6.37

Corporate obligations .............       112   5.97      2,440   6.17        --     --          --      --          2,552    6.16

Other(1)(2) .......................     9,000   5.29        150   7.92        --     --         1,484    7.97       10,634    5.70
                                     --------   ----    -------   ----     -------   ----     -------    ----     --------    ----
  Total ...........................  $146,738   6.16 %  $67,090   6.33%    $10,422   6.22%    $11,282    6.15%    $235,532    6.22%
                                     ========   ====    =======   ====     =======   ====     =======    ====     ========    ====



----------------

(1) Comprised of certificates of deposit in other financial institutions and municipal securities.
(2) Yields on tax-exempt obligations were not computed on a tax equivalent basis.

         The following table sets forth the composition of the Association's mortgage-backed securities and investment portfolios at the dates indicated.

                                                                               AT DECEMBER 31,
                                                            1996                     1995                     1994
                                                   ----------------------   ----------------------  -----------------------
                                                     BOOK        % OF         BOOK        % OF         BOOK        % OF
                                                     VALUE       TOTAL        VALUE       TOTAL        VALUE       TOTAL
                                                   ---------    ---------   ----------  ----------  -----------   ---------
                                                                                    (DOLLARS IN THOUSANDS)

Interest-bearing deposits with banks .........     $  9,000     100.00%     $  8,862     100.00%     $  1,097     100.00%

Federal funds sold ...........................         --         --            --         --            --         --
                                                   --------     ------      --------     ------      --------     ------

  Total ......................................     $  9,000     100.00%     $  8,862     100.00%     $  1,097     100.00%
                                                   ========     ======      ========     ======      ========     ======

Investment securities:
 U.S. government securities ..................     $   --        ---%       $  8,750       2.73%     $  9,136       2.79%
 Federal agency obligations ..................      125,385      51.38       158,270      49.30       149,908      45.83
 Collateralized mortgage obligations and other
  mortgage pass through certificates .........       96,961      39.73       135,574      42.23       152,593      46.66
 Floating-rate notes and corporate debt ......        2,552       1.05         3,281       1.02         2,494        .76
 State and local government obligations ......        1,634        .68           994        .31           547        .17
                                                   --------     ------      --------     ------      --------     ------

 Subtotal ....................................      226,532      92.84       306,869      95.59       314,678      96.21

 FHLB stock ..................................       17,485       7.16        14,172       4.41        12,403       3.79
                                                   --------     ------      --------     ------      --------     ------

 Total investment securities and FHLB stock ..     $244,017     100.00%     $321,041     100.00%     $327,081     100.00%
                                                   ========     ======      ========     ======      ========     ======

 Average remaining life or term to repricing,
  excluding FHLB stock........................    5.1 years                5.8 years                 8.6 years

         At December 31, 1996, the Association did not have any mortgage-backed securities or investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

         In the normal course of its business, the Association is a party to financial instruments with off-balance sheet risk, including commitments to extend credit. These instruments are designed to meet the financing need of the Association's customers and to reduce the Association's exposure to fluctuations in interest rates. See Note 7 to Notes to Consolidated Financial Statements.

SOURCES OF FUNDS
----------------

         GENERAL. Deposit accounts have traditionally been a principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from payments on mortgage loans and mortgage-backed securities, cash flows generated from operations, which includes interest credited to deposit accounts, FHLB of Cincinnati advances and other borrowings and loan sales. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds vary greatly. Borrowings may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Exhibit 13.

         DEPOSITS. The Association attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. The Association offers regular and premium passbook accounts, checking accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities, negotiated rate jumbo certificates of deposit of $100,000 or more ("Jumbo CDs") and individual retirement accounts. During the second half of 1995, the Association started a promotion of high performance checking accounts to attract additional core deposits and enhance fee income. As a result, the Association increased the number of checking accounts with customers by 9,555 or 32.4% to 39,020. The resultant increase in the balance of checking account deposits was $18.8 million or 28.0% to $86.1 million. See Note 11 of Notes to Consolidated Financial Statements in Exhibit 13.

         The principal types of savings accounts and average rates paid by the Association at the dates indicated are summarized as follows:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                                1996                           1995                               1994
                              ---------------------------------- -------------------------------    --------------------------------
                                  AVERAGE   AVERAGE     PERCENT   AVERAGE     AVERAGE   PERCENT      AVERAGE    AVERAGE     PERCENT
                                  BALANCE    RATE       OF TOTAL  BALANCE      RATE     OF TOTAL     BALANCE     RATE      OF TOTAL
                              ------------  --------   ---------  --------   --------  ---------    ---------  ---------   ---------
                                                                            (DOLLARS IN THOUSANDS)

Passbook/statement ...........   $132,874    3.06 %      21.25 %  $127,789    3.02 %     24.37%     $151,214       3.03 %    31.18%
NOW
  Noninterest bearing ........     20,090      --         3.22       8,804                1.68         6,679                  1.38
  Interest bearing ...........     57,547    2.07         9.19      49,746    1.89        9.49        44,293       1.93       9.13
Money Market .................     14,034    3.44         2.24      12,537    3.38        2.39        15,507       2.52       3.20
Certificates of Deposit ......    400,972    5.84        64.10     325,391    5.81       62.07       267,227       4.81      55.11
                                 --------   --------  --------    --------   -------- --------      --------   --------   --------
      Total ..................   $625,517    4.66 %     100.00%   $524,267    4.60 %    100.00%     $484,920    3.85 %      100.00%
                                 ========   ========  ========    ========   ======== ========      ========   ========   ========

         The following table indicates the amount of the Association's certificates of deposit and other deposits of over $100,000 by time remaining until maturity as of December 31, 1996.

                                                    PASSBOOK,
                                                     NOW AND
                                                      MONEY
                                    CERTIFICATES      MARKET
         MATURITY PERIOD             OF DEPOSITS     ACCOUNTS
--------------------------------- ---------------  -----------

                                          (IN THOUSANDS)

Three months or less ...........       $23,993       $49,431
Three through six months .......        13,505          --
Six through twelve months.......        14,196          --
Over twelve months .............        45,928          --
                                       -------       -------

      Total ....................       $97,622       $49,431
                                       =======       =======




         The following table sets forth information relating to the Association's savings flows during the periods shown and total savings at the end of the periods shown.

                                                         YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------
                                               1996              1995             1994
                                            -------------   ---------------     -----------
                                                            (IN THOUSANDS)

Opening balance ....................        $ 574,041          $ 502,527       $ 453,821
Net deposits or (withdrawals) ......           47,587             52,176         (13,925)
Deposits acquired in acquisition....           26,028(1)            --            46,698(1)
Interest credited ..................           24,262             19,338          15,933
                                            ---------          ---------       ---------
Ending balance .....................        $ 671,918          $ 574,041       $ 502,527
                                            =========          =========       =========

Net increase in savings deposits ....       $  97,877          $  71,514       $  48,706
                                            =========          =========       =========


------------------

(1) Amount represents all of the deposit liabilities of branch offices of other financial institutions assumed by the Association. These acquisitions include a branch office on Gay Street in Mount Vernon, Ohio in 1996, and a branch office on Park Avenue in Mansfield, Ohio in 1994.

         The following table sets forth the amount, by interest rates, of total deposits at the Association as of the dates indicated.

                                                                            AT DECEMBER 31,
                                                             ---------------------------------------------
                                                                 1996             1995            1994
                                                             -----------      -----------    -------------
                                                                               (IN THOUSANDS)

 Below 5.25%...........................................        $266,350         $260,433        $385,896
 5.25% -  8.00%........................................         392,911          299,530         101,693
 8.01% - 10.00%........................................          12,191           13,625          13,925
10.01% - 13.00%........................................             466              453           1,013
                                                               --------         --------        --------
  Total................................................        $671,918         $574,041        $502,527
                                                               ========         ========        ========



         The following table sets forth the amounts of certificates of deposits maturing during the years indicated.

                                         AMOUNTS MATURING      WEIGHTED AVERAGE
                                           IN THE YEAR              RATE
                                        -------------------  -------------------
                                               (DOLLARS IN THOUSANDS)

1997....................                     $249,435                5.62%
1998....................                       92,654                6.17
1999....................                       41,717                6.21
2000 and thereafter. . .                       44,135                6.42
                                             --------                ----

    Total...............                     $427,941                5.88%
                                             ========                ====



         BORROWINGS. Apart from deposits, the Association's principal source of funds in recent years has been advances from the FHLB of Cincinnati. As a member of the FHLB of Cincinnati, the Association is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.

         The Association had outstanding, at December 31, 1996, $286.8 million of FHLB advances, compared to $262.1 million at December 31, 1995. Of the amount outstanding at December 31, 1996, $67.6 million were short-term advances, while $219.2 million were long-term advances. This compares with $37.4 million in short-term advances and $224.7 million in long-term advances at December 31, 1995.

         See Note 12 of Notes to Consolidated Financial Statements in Exhibit 13 for a description of the terms of FHLB advances.

         The following table sets forth certain information as to the Association's short-term FHLB advances (borrowings with remaining maturities of one year or less) at and for the periods indicated.

                                                                 AT OR FOR THE YEAR ENDED DECEMBER, 31
                                                     -----------------------------------------------------
                                                             1996               1995                1994
                                                     -----------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)

Short-term FHLB advances at period end..............        $67,648            $37,369            $74,900
Average amount of short-term FHLB advances
 outstanding during period..........................         50,730             61,098             43,792
Maximum month-end short-term FHLB advances
 outstanding during period..........................         84,737             85,900             74,900

Weighted average interest rate of total short-term
 borrowings at period end...........................          5.98%              5.30%              5.59%
Weighted average interest rate of total short-term
 borrowings during the period.......................          5.73%              5.65%              5.10%

         The Association had securities sold under agreements to repurchase of $20.4 million outstanding at December 31, 1996. Securities sold under agreements to repurchase at December 31, 1996 generally have an original term to maturity of 30 days. There were $24.7 million under agreements to repurchase at December 31, 1995. See Note 13 to the Consolidated Financial Statements in Exhibit 13.

THE ASSOCIATION'S SUBSIDIARY ACTIVITIES
---------------------------------------

         OTS regulations permit federally chartered institutions to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 2% of an institution's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner city development purposes. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's total capital. Federally chartered institutions are also authorized to invest without limitation in subsidiaries engaged solely in activities that the association may engage in directly. See "-Regulation." At December 31, 1996, the Association's total equity investment in its service corporations was $2.0 million, excluding its investment in its finance subsidiary discussed below.

         A federally chartered institution may invest up to 30% of its assets in finance subsidiaries. In 1996, the Association established FirstFed Corp, a finance subsidiary, for the sole purpose of issuing securities backed by pools of manufactured housing loans. At December 31, 1996, the Association's total equity investment in this finance subsidiary was $5.5 million.

         Home Financial Services Corporation, a subsidiary, contracts with INVEST Financial Corporation ("INVEST") of Tampa, Florida. INVEST provides certain securities brokerage and investment advisory services through the operation of INVEST service centers in certain Association offices.

         H.F.S. Agency, Inc., a subsidiary, engages in the business of an insurance agency. H.F.S. Agency, Inc. sells fixed-rate annuities and other life insurance products.

         First Federal Mortgage Services Inc., a subsidiary, operates mortgage loan production offices in Canton, Stow and New Philadelphia, Ohio.

         Professional Appraisal Services Corp., a subsidiary, performs real estate appraisal services for the Association, other financial institutions, insurance companies and others.

         Venture Mortgage Corp., a service corporation, was formed during 1995. It owns a fifty percent interest in American Federal Mortgage Company, which operates as a residential mortgage broker in Mansfield, Ohio.

COMPETITION
-----------

         The Association faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers that also make loans secured by real estate located in the Market Area. The Association competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers and realtors.

         The Association faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market funds and mutual funds, credit unions and other investment vehicles. The ability of the Association to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Association competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with inter-branch deposit and withdrawal privileges at each.

REGULATION
----------

         GENERAL. The Association is a federally chartered stock savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the parent savings and loan holding company of the Association, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other savings and loan holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

         As noted elsewhere herein, on February 13, 1997 the Association submitted an application to the OCC to convert from a federal savings association to a national bank. Assuming consummation of the Bank Conversion, the Association will be a national bank and its deposit accounts will continue to be insured by the SAIF. As a national bank, the Association also will be required to become a member of the Federal Reserve System. The Association will be subject to supervision, examination and regulation by the OCC (rather than the OTS) and to OCC regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority, and it will remain subject to the FDIC's authority to conduct special examinations. The Association will be required to file reports with the OCC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this report.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of December 4, 1995. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessments for the fiscal year ended December 31, 1996, totaled $198,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions. Following the Bank Conversion, the Association will be able to branch throughout the State of Ohio; however its interstate branching authority will be restricted. See "--Regulation of the Company Following the Bank Conversion--Interstate Banking and Branching."

         The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Association's lending limit under this restriction was $10.7 million. The Association is in compliance with the loans-to-one-borrower limitation. These restrictions will continue to apply to the Association following completion of the Bank Conversion.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. Following completion of the Bank Conversion, the Association will be subject to substantially similar guidelines adopted by the OCC.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Association is a member of the SAIF, which is administered by the FDIC. The deposits of the Association are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ration until the year 2002. As a result, SAIF insured institutions would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted on September 30, 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $3.3 million was paid by the Association in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Association's results of operations for the year ended December 31, 1996. As a result of the special assessment, the Association's deposit insurance premium was reduced to .065% of deposits based upon its current risk classification and the new assessment schedule of SAIF-insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions remained subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF- assessable deposits for this purpose, effective January 1, 1997, that assessment is now limited to 20% of the rate imposed on SAIF-assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The precise rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are uncertain at this time but the assessments are anticipated to be approximately 6.5 basis points on SAIF deposits and 1.5 basis points on BIF deposits until BIF-insured institutions participate fully in the repayment of FICO obligations.

         The Association's deposits will continue to be insured by the SAIF following completion of the Bank Conversion.

         Regulatory Capital Requirements.
         --------------------------------

         FEDERAL SAVINGS ASSOCIATIONS. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

         At December 31, 1996, the Association had tangible capital of $68.2 million, or 6.42% of adjusted total assets, which is approximately $52.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

         At December 31, 1996, the Association had core capital equal to $68.2 million, or 6.42% of adjusted total assets, which is $36.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Association had no capital instruments that qualify as supplementary capital and $2.6 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Association had no such exclusions from capital and assets at December 31, 1996.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On December 31, 1996, the Association had total capital of $70.9 million (including $68.2 million in core capital and $2.7 million in qualifying supplementary capital) and risk-weighted assets of $614.8 million (including $28.3 million in converted off-balance sheet assets); or total capital of 11.53% of risk-weighted assets. This amount was $21.7 million above the 8% requirement in effect on that date.

         NATIONAL BANKS. Upon consummation of the Bank Conversion, the Association will no longer be subject to OTS capital regulations, but will be subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of the same components as core capital under the OTS's capital regulations, except that no intangibles except certain PMSRs and PCCRs may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital" (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital under the OCC's regulations generally correspond to the components of supplementary capital under OTS regulations. Total risk-weighted assets generally are determined under the OCC's regulations in the same manner as under the OTS's regulations.

         The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk. In addition, the OCC has proposed that a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the proposal or the institution's internal model for measuring such exposure, if such model is determined to be adequate by the institution's examiner. Small institutions that are highly capitalized and have minimal interest rate risk, such as the Association, would be exempt from the rule unless otherwise determined by the OCC. Management of the Association has not determined what effect, if any, the OCC's proposed interest rate risk component would have on the National Bank's capital if adopted as proposed.

         Prompt Corrective Action. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on the Association's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Following completion of the Bank Conversion, the OCC will have the authority to enforce such requirements against the Association.

         Limitations on Dividends and Other Capital Distributions.
         ---------------------------------------------------------

         FEDERAL SAVINGS ASSOCIATIONS. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Association, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Association may pay dividends in accordance with this general authority. The Association paid no dividends to the Company during 1996. At December 31, 1996, the Association had total capital of $71.2 million, of which $7.4 million was available for distribution to the Corporation in accordance with OTS guidelines.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         Under a Dividend Limitation Agreement entered into with the Federal Home Loan Bank Board (predecessor to the OTS) as of July 21, 1989, the Company may not accept, nor may the Association pay, any dividend that would cause the Association's regulatory capital to fall below its required level. If the Association is in capital compliance, but not fully phased-in compliance, the Dividend Limitation Agreement provides that dividends from the Association are limited to 50% of the Association's cumulative net income for the prior eight quarters (less dividends paid during such time). Because the Association is in fully phased-in compliance with its capital requirement, it may pay dividends under the Dividend Limitation Agreement equal to 100% of its cumulative net income for the prior eight quarters (less dividends paid during such time). The Dividend Limitation Agreement expires on July 22, 1999. To the extent that the Dividend Limitation Agreement or the capital distribution regulation is more restrictive than the other, the Association must comply with the more restrictive limitations.

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         NATIONAL BANKS. Following the Bank Conversion, the Association's ability to pay dividends will not be subject to the limitations in the OTS regulations but will instead be governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the National Bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the National Bank would be classified as "undercapitalized" under the OCC's regulations. See "-- Prompt Corrective Action."

         LIQUIDITY. All savings associations, including the Association, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Exhibit 13. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Association was in compliance with both requirements, with an overall liquid asset ratio of 9.51% and a short-term liquid assets ratio of 6.97%.

         National banks are not subject to any prescribed liquidity requirements.

         ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         The Association will be subject to similar requirements following completion of the Bank Conversion.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Association met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         The QTL requirements and the penalties that may be imposed for failure to comply therewith will not apply to the Association following completion of the Bank Conversion.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Association. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in December, 1995 and received a rating of Outstanding.

         Following completion of the Bank Conversion, the Association's compliance with the CRA will be monitored by the OCC.

         TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. Following completion of the Bank Conversion, the Association will be subject to virtually identical rules on transactions with affiliates and loss to insiders.

         Holding Company Regulation.
         ---------------------------

         CURRENT REGULATION OF THE COMPANY. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan Company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

REGULATION OF THE COMPANY FOLLOWING THE BANK CONVERSION

         General. Assuming consummation of the Bank Conversion, the Company, as the sole stockholder of the Association, will become a bank holding company and register as such with the FRB and deregister with the OTS as a savings and loan holding company. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Company will be required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         As a savings and loan holding company, the Company is generally not subject to any activity restrictions, but as a bank holding company will be subject to the more restrictive activity limitations imposed on bank holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as the Association), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB and proposals to expand such activities are pending. Such activities may also be affected by federal legislation.

         Interstate Banking and Branching. In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

         Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. A state may also permit such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         The Riegle-Neal Act authorizes the OCC and the Federal Deposit Insurance Corporation to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve. The State of Ohio has not yet authorized interstate merger transactions or de novo interstate branching.

         As a federal thrift institution, the Association, subject to certain conditions, has nationwide branching authority.

         Dividends. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         Capital Requirements. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks and federal thrift institutions. As a thrift holding company, the Company is not subject to any minimum capital requirements.

         FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain non- interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         As a national bank, the Association will be required to become a member of the Federal Reserve System and subscribe for stock in the Federal Reserve Bank of Cleveland in an amount equal to 3% of the National Bank's paid in capital and surplus (an additional 3% will be subject to call by the FRB of it). The Association will continue to be subject to the reserve requirements to which it is presently subject under FRB regulations.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1996, the Association had $17.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Association has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 5.71% and were 6.96% for calendar year 1996. The Association currently intends to remain a member of the FHLB of Cincinnati following completion of the Bank Conversion.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

         For the year ended December 31, 1996, dividends paid by the FHLB of Cincinnati to the Association totaled $1,062,000, which constitute a $146,000 increase from the amount of dividends received in calendar year 1995. The $300,125 dividend received for the quarter ended December 31, 1996, reflects an annualized rate of 7%, consistent with the rate for calendar 1995.

         FEDERAL AND STATE TAXATION. Prior to the enactment of recent legislation (discussed below), savings associations such as the Association that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Association, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Association must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Association.

         In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Association's Excess for tax purposes totaled approximately $3.6 million.

         The Association and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Association and its subsidiaries. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Association and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1992. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

         Ohio Taxation. As a federally chartered savings and loan association, the Association is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for 1996.

         Certain subsidiaries in the consolidated group will be subject to Ohio franchise tax based on the greater of the tax on net worth or the tax on net income, subject to various adjustments and varying rates. In addition, the subsidiaries will be subject to state taxes in other states in which they do business. Local taxes on property and income will also be imposed in certain jurisdictions.

         For additional information regarding taxation, see Note 18 of the Notes to the Consolidated Financial Statements in Exhibit 13.

EMPLOYEES
---------

         At December 31, 1996, the Association had a total of 327 employees including 120 part-time employees. Also at December 31, 1996, MCi had a total of 190 employees including 22 part-time employees. None of the employees of the Association or MCi are represented by a collective bargaining group. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
----------------------------------------

         The following information as to the business experience during the last five years is supplied with respect to executive officers of and Company who do not serve on the Company's Board of Directors.

         JAMES J. LITTLE. Mr. Little, age 34, is Executive Vice President and Chief Financial Officer of the Company. Prior to serving in his current position, Mr. Little was President and Chief Executive Officer of Falls Savings Bank. Mr. Little is a certified public accountant.

ITEM 2. PROPERTIES
------------------

         OFFICES. The following tables set forth information as of December 31, 1996 with respect to the Company's and Association's offices.

                                                                                           Net Book Value
                                                                                               of Land
                                                                                              Buildings,
                                          Year       Owned           Estimated               Improvements,
                                       Originally      or          Square Feet of       Furniture and Fixtures
      Location                           Opened      Leased             Space               (in Thousands)
-------------------------------------  ------------ ----------     ----------------   ---------------------------
Corporate Office
----------------

135 E. Liberty Street                      1970       Owned            11,000                     $ 587
Wooster, Ohio

Branch Offices
--------------

1812 Cleveland Road                        1962       Owned             3,200                       220
Wooster, Ohio
62 Center Street                           1979       Owned             2,000                       172
Seville, Ohio
72 Public Square                           1972       Owned             3,000                       234
Medina, Ohio
132 W. Main                                1967       Owned             4,900                       303
Ashland, Ohio
1277 Ashland Road                          1980       Owned             2,600                       482
Mansfield, Ohio
330 W. High Street                         1984       Leased            1,200                         1
Orrville, Ohio
890 N. Court Street                        1990       Leased            2,300                        32
Medina, Ohio
136 S. Main St.                            1991       Owned            15,468                       272
Mt. Vernon, Ohio
901 Coshocton Ave.                         1991       Owned             1,467                       306
Mt. Vernon, Ohio
241 W. Main St.                            1991       Owned             2,893                        87
Loudonville, Ohio
1468 Lexington Avenue                      1992       Owned             3,600                       544
Mansfield, Ohio

                                                                                           Net Book Value
                                                                                               of Land
                                                                                              Buildings,
                                          Year       Owned           Estimated               Improvements,
                                       Originally      or          Square Feet of       Furniture and Fixtures
      Location                           Opened      Leased             Space               (in Thousands)
-------------------------------------  ------------ ----------     ----------------   ---------------------------
2281 W. Fourth Street                     1993       Owned             2,700                       379
Ontario, Ohio
1423 Mifflin Avenue                       1987       Owned               978                       179
Ashland, Ohio
100 Park Avenue West                      1994       Leased            3,400                       364
Mansfield, Ohio
543 Riffel Road                           1995       Leased            2,500                       189
Wooster, Ohio
215 Smithville Road                       1996       Leased            2,450                       200
Orrville, Ohio

Limited Service Office
----------------------

324 S. Main St.                           1991       Owned               478                        80
Mt. Vernon, Ohio
329 S. Market St.                         1994       Owned               500                       337
Wooster, Ohio
1001 Leisure Lane                         1995       Leased              900                       ---
Medina, Ohio

Administrative Offices
----------------------

127 E. Liberty Street                     1988       Owned            15,000                     1,602
Wooster, Ohio

Corporate Office-Mobile Consultants, Inc.
-----------------------------------------

111 Glamorgan Street                      1996       Owned            33,000                     1,340
Alliance, Ohio


         See also Note 9 to Notes to Consolidated Financial Statements in
Exhibit 13.

         COMPUTER EQUIPMENT. The Association utilizes hardware and software housed in its administrative offices. At December 31, 1996, the system had a net book value of $373,000. In addition, MCi has computer hardware and software with a net book value of $261,000 on December 31, 1996.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         In the ordinary course of their respective businesses, the Company, the Association and MCi are parties to various legal proceedings. In the opinion of management of the Company, after consideration of advice from outside litigation counsel, the ultimate resolution of any legal proceedings outstanding as of December 31, 1996 will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1996.

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

         The information under the caption "Market Information" in the portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

         The information under the caption "Selected Consolidated Financial Data" in the portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------------------------

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

         The consolidated financial statement and notes thereto contained in the portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, included as Exhibit 13 to this Report, are herein incorporated by reference.

         The independent auditor's report of Deloitte & Touche LLP dated January 26, 1996 is included as Exhibit 99 to this Report and is herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ---------------------------------------------------------------

         The information required by Item 304 of Regulation S-K was previously filed as part of the Company's Current Report on Form 8-K reporting the event of August 20, 1996 filed on August 27,1996, as amended on Form 8-K/A filed on September 9, 1996.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         Information concerning Executive Officers of the Company is contained under the heading "Executive Officers Who Are Not Directors" on page 43 herein. Information concerning Directors of the Registrant is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which was filed with the SEC on March 14, 1997. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which was filed with the SEC on March 14, 1997. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which was filed with the SEC on March 14, 1997. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which was filed with the SEC on March 14, 1997. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

                                     PART IV
                                     -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                ---------------------------------------------------------------

         (a)(1) Consolidated Financial Statements:
                ---------------------------------

         The following information appears in the portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996, included as
Exhibit 13 to this Report:

                                                                                                           PAGES IN
                                                                                                        THIS REPORT
                                                                                                        -----------
Independent Auditors' Report.............................................................................        __

Consolidated Statements of Financial Condition
  December 31, 1996 and 1995.............................................................................        __

Consolidated Statements of Operations
  Years Ended December 31, 1996, 1995 and 1994...........................................................        __

Consolidated Statement of Stockholders' Equity
  Years Ended December 31, 1996, 1995 and 1994...........................................................        __

Consolidated Statement of Cash Flows
  Years Ended December 31, 1996, 1995 and 1994...........................................................        __

Notes to Consolidated Financial Statements............................................................        __-__



         (a)(2) Financial Statement Schedules:
                -----------------------------

         Financial statement schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

         (a)(3) Exhibits
                --------

    REGULATION
   S-K EXHIBIT                                                                REFERENCE TO
      NUMBER                                                                 PRIOR FILING OR
------------------                                                           EXHIBIT NUMBER
                                          DOCUMENT                           ATTACHED HERETO
                   -------------------------------------------------------   ---------------

        3(i)       Articles of Incorporation                                      3(i)

        3(ii)      By-Laws                                                        *

        4          Instruments defining the rights of security holders,           See also Exhibit 3
                   including debentures                                           **

        9          Voting Trust Agreement                                         None

        10         Material contracts

                   1987 Stock Option and Incentive Plan                           ***

                   Management Incentive Compensation Plan                         ****

                   Non-Employee Director Stock Option Plan                        *****

                   1997 Omnibus Incentive Plan                                    ******

                   Employment agreement of G. Clark                               10a
                   Employment agreement of  L. D. Douce                           10b
                   Employment agreement of  J. Little                             10c
                   Employment agreement of  R. James                              10d

        11         Statement regarding computation of per share earnings          None

        12         Statement regarding computation of ratios                      Not required

        13         Annual Report to Security Holders                              13

        16         Letter regarding change in certifying accountants              Not required

        18         Letter regarding change in accounting principles               None

        21         Subsidiaries of the registrant                                 21

        22         Published report regarding matters submitted to vote of        None
                   security holders

        23         Consents of Experts and Counsel                                23.1 and 23.2

        25         Power of Attorney                                              Not required

        27         Financial Data Schedule                                        27

      99       Additional Exhibits -- report of predecessor               99
               independent accountants

         * Filed as exhibits to the Company's Registration Statement on Form S-2 under the Securities Act of 1933, filed with the Securities and Exchange Commission on September 28, 1992 (Registration No. 33-50664). All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         ** The Company agrees to file with the Securities and Exchange Commission, if requested, a copy of the indenture relating to the Company's $40,500,000 of 9.125% Subordinated Notes due March 15, 2004.

         *** Filed as Exhibit 4 to the Company's Registration Statement on Form S-8 under the Securities Act of 1933, filed with the Securities and Exchange Commission on May 29, 1992 (Registration No. 33-48246). All of such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

         **** Filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission on March 26, 1993 (File No. 0-17894). All of such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

         ***** Attached as Exhibit A to the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 18, 1994, relating to its Annual Meeting of Stockholders held on April 21, 1994 (File No. 0-17894). All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         ****** Attached as Appendix A to the Company's definitive proxy statement. Filed with the Securities and Exchange Commission on March 14, 1997, relating to its Annual Meeting of Stockholders to be held on April 16, 1997. All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


         (b)      Reports on Form 8-K:
                  -------------------

         On January 8, 1997 the Company filed a Current Report on Form 8-K reporting the issuance of a press release by the Company announcing the execution of a definitive agreement to acquire Summit Bancorp.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRSTFEDERAL FINANCIAL SERVICES CORP

Date: March 25, 1997              By:   /s/ James J. Little
     ---------------                 ----------------------------------------
                                       JAMES J. LITTLE, Executive Vice President
                                       and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Gary G. Clark                        By:      /s/ L. Dwight Douce
         ------------------------------------              ------------------------------------
         GARY G. CLARK, Chairman of the Board,             L. DWIGHT DOUCE, Executive Vice
         President and Chief Executive Officer              President, Secretary, Treasurer and Director

Date:    March 25, 1997                           Date:    March 25, 1997
         ------------------------------------              ------------------------------------


By:      /s/ Robert F. Belden                     By:      /s/ Gust B. Geralis
         ------------------------------------              ------------------------------------
         ROBERT F. BELDEN, Director                        GUST B. GERALIS, Director

Date:    March 25, 1997                           Date:    March 25, 1997
         ------------------------------------              ------------------------------------


By:      /s/Steven N. Stein                       By:      /s/ Richard E. Herald
         ------------------------------------              ------------------------------------
         STEVEN N. STEIN, Director                         RICHARD E. HERALD, Director

Date:    March 25, 1997                           Date:    March 25, 1997
         ------------------------------------              ------------------------------------


By:      /s/ R. Victor Dix                        By:      /s/ Daniel H. Plumly
         ------------------------------------              ------------------------------------
         R. VICTOR DIX, Director                           DANIEL H. PLUMLY, Director

Date:    March 25, 1997                           Date:    March 25, 1997
         ------------------------------------              ------------------------------------