Form 10-Q
period 1997-03-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1997-05-13
CIK 846814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             March 31, 1997
                                         -------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                       to
                                       ----------------------   ----------
         Commission file number          0-17894
                               ----------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

                  Ohio                                          34-1622711
---------------------------------------------                ------------------
(State or other jurisdiction of incorporation                  (IRS Employer
          or organization)                                   Identification No.)

135 East Liberty Street, Wooster, Ohio                              44691
----------------------------------------                     ------------------
(Address of principal executive offices)                           Zip Code

Registrant's telephone number, including area code (330) 264-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value                          4,588,459
-----------------------------            --------------------------------------
           (Class)                       (Shares Outstanding at March 31, 1997)


                        This Form 10-Q contains 18 pages.
                               (No Exhibit Index)

FIRSTFEDERAL FINANCIAL SERVICES CORP

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition as of March 31, 1997 and
          December 31, 1996                                                                                           3

          Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996                    4

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996                    5

          Notes to Consolidated Financial Statements                                                                6-8

          Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                               9-14

PART II.  OTHER INFORMATION                                                                                          15

          Signatures                                                                                                 16

          Exhibit 27 Financial Data Schedule                                                                         17
          --------------------------------------------------------------------------------------------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                   MARCH 31,        DECEMBER 31,
                                                                                    1997             1996(1)
ASSETS                                                                           (UNAUDITED)
                                                                                -----------         -----------
Cash on hand and in other financial institutions                                $    27,892         $    26,012
Interest-bearing deposits in other financial
   institutions                                                                       8,952               9,000
                                                                                -----------         -----------
   Total cash and cash equivalents                                                   36,844              35,012
Investment securities:
   Available for sale (Amortized cost of $35,457 and $47,865,
   respectively)                                                                     35,051              47,763
   Held to maturity (Fair value of $6,006 and $6,238, respectively)                   6,135               6,247
Mortgage-backed securities:
   Available for sale (Amortized cost of $104,172 and $95,445,
     respectively)                                                                  102,439              93,785
   Held to maturity (Fair value of $73,747 and $77,720,
     respectively)                                                                   75,779              78,737
Retained interest                                                                    13,556               6,491
Loans held for sale                                                                  57,971              87,071
Loans receivable, net                                                               695,278             669,697
Accrued interest receivable                                                           6,189               6,069
Stock in Federal Home Loan Bank of Cincinnati, at cost                               17,786              17,485
Premises and equipment, net                                                          10,665              10,386
Cost in excess of fair value of net assets acquired                                  10,233              10,572
Other assets                                                                         20,206              11,068
                                                                                -----------         -----------
                                                                                $ 1,088,132         $ 1,080,383
                                                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                        $   662,680         $   671,918
Advances from the Federal Home Loan Bank and
  other borrowings                                                                  322,604             312,413
Advance payments by borrowers for taxes and insurance                                   594               1,937
Accrued expenses and other liabilities                                               14,348               8,828
                                                                                -----------         -----------
                            TOTAL LIABILITIES                                     1,000,226             995,096
                                                                                -----------         -----------
Shareholders' Equity:
   Serial preferred stock, no par value:
     authorized 1,500,000 shares; Series A, 498,287 and 498,287 shares issued and outstanding, respectively, Series B, 454,797
     and 479,327 shares issued and outstanding, respectively                         22,079              22,693
   Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 4,052,757 and 4,053,194
     shares, respectively                                                             4,053               4,053
  Paid-in capital                                                                    30,080              29,568
  Retained earnings                                                                  35,510              32,796
  Treasury stock, at cost (381,990 and 428,484 shares, respectively)                 (2,420)             (2,677)
  Unrealized gain (loss) on securities available for sale                            (1,396)             (1,146)
                                                                                -----------         -----------
                                                                                     87,906              85,287
                                                                                -----------         -----------
                                                                                $ 1,088,132         $ 1,080,383
                                                                                ===========         ===========
(1) Derived from audited financial statements at December 31, 1996.



See accompanying notes to consolidated financial statements.



                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       1997         1996
                                                                   -----------  ----------
INTEREST AND DIVIDEND INCOME:
Loans                                                              $   14,544   $   12,095
Mortgage-backed securities                                              2,717        4,158
Investment securities and other interest income                         1,135          771
Dividends on stock in Federal Home Loan Bank of Cincinnati                302          247
                                                                   ----------   ----------
   TOTAL INTEREST AND DIVIDEND INCOME                                  18,698       17,271
                                                                   ----------   ----------

INTEREST EXPENSE:
Deposits                                                                7,662        6,818
Borrowings                                                              4,642        4,207
                                                                   ----------   ----------
   TOTAL INTEREST EXPENSE                                              12,304       11,025
                                                                   ----------   ----------

  NET INTEREST INCOME                                                   6,394        6,246

Provision for losses on loans                                             107           90
                                                                   ----------   ----------
   NET INTEREST INCOME AFTER PROVISION                                  6,287        6,156
                                                                   ----------   ----------

OTHER INCOME:
Net gains on sales of loans                                             2,716          433
Net gains on sales of investments and mortgage-backed securities           --          275
Manufactured housing brokerage fees, net                                  639           --
Other operating income                                                  2,676          851
                                                                   ----------   ----------
     TOTAL OTHER INCOME                                                 6,031        1,559
                                                                   ----------   ----------

OPERATING EXPENSES:
Compensation and related benefits                                       3,335        1,564
Premises & equipment                                                      573          448
Federal insurance premium                                                 104          314
Professional and other fees                                               309          229
State taxes                                                               352          296
Other operating expenses                                                1,995          974
                                                                   ----------   ----------

   TOTAL OPERATING EXPENSES                                             6,668        3,825
                                                                   ----------   ----------

Earnings before Income taxes                                            5,650        3,890
Income taxes                                                            2,085        1,338
                                                                   ----------   ----------
   NET EARNINGS                                                    $    3,565   $    2,552
                                                                   ==========   ==========
   NET EARNINGS APPLICABLE TO COMMON STOCK                         $    3,158   $    2,117
                                                                   ==========   ==========
   NET EARNINGS PER COMMON SHARE (NOTE 3)
       PRIMARY                                                     $      .68   $      .51
       FULLY DILUTED                                               $      .51   $      .39
   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       PRIMARY                                                      4,649,998    4,134,029
       FULLY DILUTED                                                6,933,870    6,579,434

See accompanying notes to consolidated financial statements.




                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            --------------------
                                                                                1997      1996
                                                                            ----------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                              $  3,565    $  2,552
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Provisions for losses on loans                                                107          90
   Net gains from sales                                                       (2,716)       (708)
   Accretion of discounts, amortization of premiums and depreciation, net        416         224
   Proceeds from sale of loans held for sale                                  74,646      15,076
   Disbursements for loans held for sale                                     (45,546)    (20,647)
   Other                                                                      (3,520)      5,341
                                                                            --------    --------
     Net cash provided by operating activities                                26,952       1,928
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated                                                           (61,819)    (93,142)
  Principal repayments of mortgage and other loans                            38,842      41,856
  Proceeds from:
    Mortgage-backed securities repayments and sales
      Available for sale                                                       3,701      35,679
      Held to maturity                                                         2,792       3,320
    Investment securities repayments and sales
      Available for sale                                                      42,966      20,868
      Held to maturity                                                         7,504          70
    Assets acquired in settlement of loan sales                                  (19)         37
  Purchases of:
    Mortgage-backed securities
      Available for sale                                                      (7,037)    (20,337)
      Held to maturity                                                        (5,309)     (6,945)
    Investment securities
      Available for sale                                                     (32,295)    (15,495)
      Held to maturity                                                        (5,699)     (2,000)
   Net cash received in acquisitions                                              --      23,670
 Net change in retained interest                                              (7,065)         --
 Purchase of premises and equipment, net                                        (595)       (328)
                                                                            --------    --------
     Net cash used by investing activities                                   (24,033)    (12,747)
                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                      (9,238)     18,553
  Proceeds from Federal Home Loan Bank advances                               11,002      43,800
  Repayments on Federal Home Loan Bank advances                              (19,783)    (51,795)
  Net proceeds from other borrowings                                          18,972       5,364
  Net decrease in advance payments by borrowers for taxes and insurance       (1,343)     (1,642)
  Repurchase of common and preferred stock                                      --          (705)
  Proceeds from common stock transactions                                        154         120
  Payment of cash dividends                                                     (851)       (792)
                                                                            --------    --------
     Net cash provided by financing activities                                (1,087)     12,903
                                                                            --------    --------

  Net increase in cash & cash equivalents                                      1,832       2,084
  Cash and cash equivalents at beginning of year                              35,012      27,483
                                                                            --------    --------
  Cash and cash equivalents at end of period                                $ 36,844    $ 29,567
                                                                            ========    ========

See accompanying notes to consolidated financial statements.

                     FIRSTFEDERAL FINANCIAL SERVICES CORP
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1996 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiaries, Mobile Consultants, Inc. (MCi) and First Federal Savings and Loan Association of Wooster (the "Association") and the Association's subsidiaries.

       In the opinion of management, the condensed Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassifications have been made for 1996 to conform to classifications used in 1997.

(2)    Commitments

       At March 31, 1997, the Association had outstanding commitments to originate loans aggregating approximately $19.7 million and outstanding commitments to sell loans of $7.2 million. There were no outstanding commitments to purchase or sell mortgage-backed securities or investment securities at March 31, 1997.

(3)    Earnings Per Share of Common Stock

       Primary earnings per share were computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, after giving effect to the reduction of earnings by the dividend paid on the Series A and Series B cumulative serial preferred stock. Exercisable stock options are included as common share equivalents. The fully diluted earnings per share assume the conversion of the Series A and Series B cumulative serial preferred stock. Per share information has been adjusted to reflect the 10% common stock dividend granted to the shareholders of record on May 2, 1996. On April 16, 1997, the Board of Directors declared a five-for-four stock split, effected as a 25% stock dividend, granted to shareholders of record on May 2, 1997. All share and per share data presented herein have been restated for the effect of the stock dividends in 1997 and 1996. The primary earnings per share and fully diluted earnings per share of $.85 and $.64 for the three months ended March 31, 1997 previously announced to shareholders and the public have been restated to $.68 and $.51, respectively.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)    Cash Dividends on Common and Preferred Stock

       On January 29, 1997, the Board of Directors declared cash dividends for the common stock and Series A and Series B Preferred Stock. The $.12 per common share dividend was paid on February 21, 1997 to shareholders of record as of February 8, 1997. The Series A preferred dividend of $.4375 per share and the Series B preferred dividend of $.40625 per share were both paid on March 3, 1997 to shareholders of record as of February 8, 1997.

(5)    Recently Issued Accounting Standards

       SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for The Corporation for transactions occurring after December 31, 1996 and superseded SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. After a transfer of financial assets, SFAS No. 125 requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, to derecognize financial assets when control has been surrendered, and to derecognize liabilities when extinguished. SFAS No. 125 did not have a material impact on the Corporation's financial statements.

       In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U. S. Standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (ISAC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, pro forma earnings per share is permitted for periods prior to required adoption. The following table discloses pro forma EPS pursuant to SFAS No. 128 for the three months ended March 31, 1997 and March 31, 1996.

                                         Three months ended March 31
                                                 1997                                       1996
                                --------------------------------------     -------------------------------------
                                  Income        Shares       Per Share      Income         Shares      Per Share
                                (Numerator)   (Denominator)     Amount     (Numerator)  (Denominator)  Amount
                                --------------------------------------     -------------------------------------
Basic EPS
Income available to
 common stockholders                $3,158         4,571        $0.69       $2,117           4,071       $0.52

Effect of Dilutive Securities
   Stock options                                      79         0.01                           63        0.01
Convertible Preferred Stock                        2,284         0.17                        2,445        0.12

Diluted EPS
Income available to
  common stockholders                3,158                                   2,117
Convertible Preferred Dividends        407                                     435
                                    ------         -----        -----       ------           -----       -----
Net Earnings                        $3,565         6,934        $0.51       $2,552           6,579       $0.39

(6)       Acquisitions

         On April 3, 1996, the Company acquired Mobile Consultants, Inc. ("MCi") of Alliance, Ohio, an originator and servicer of manufactured housing finance contracts for other financial institutions. MCi originates primarily non-mortgage, consumer loan contracts through dealers of manufactured homes located in 27 eastern and midwest states. MCi also services the collection and recovery of troubled loans for the financial institutions who originate the loans. The Company acquired $7.1 million in assets composed primarily of advances receivable on manufactured home loans and furniture and fixtures. The Company also assumed the liabilities of MCi, which were comprised mainly of accounts payable to dealers and lines of credit. The purchase price of $10.6 million was comprised of $1.0 million in cash, $4.0 million in notes due quarterly during 1997, and the issuance of 307,386 shares of common stock valued at $5.6 million. The purchase method of accounting was used and, accordingly, the assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $9.6 million, which will be amortized by the straight-line method at no longer than 10 years.

         MCi contributed approximately $1.4 million to net earnings for the quarter ended March 31, 1997. The earnings and expenses were consolidated into the financials and will continue to be a significant part of future operations.

         On December 30, 1996, the Corporation entered into a definitive agreement for the acquisition of the stock of Summit Bancorp (Summit) by FirstFederal. Under the terms of the agreement, FirstFederal will exchange 1.87 shares, subject to adjustment for the Corporation's 5-for-4 stock split effective May 2, 1997, of its common stock for each of the 234,916 shares of Summit stock. Based on the average of FirstFederal's closing bid and ask price of $39.375 on December 31, 1996, the transaction would be valued at approximately $17.3 million. The merger, which will be accounted for as a pooling of interests, is expected to be consummated during the third quarter of 1997, pending Summit shareholder approval, regulatory approval and other customary conditions of closing. The transaction is expected to be a tax-free reorganization for federal income tax purposes. Summit Bancorp's subsidiary, Summit Bank, has two commercial banking offices located in Summit County, Ohio. At December 31, 1996, Summit had total assets of $81.3 million, deposits of $67.8 million, and shareholders equity of $7.2 million. Summit reported net income of $0.8 million for the year ended December 31, 1996.

         On March 11, 1997, the Corporation announced a definitive agreement for the acquisition of the stock of Alliance Corporate Resources, Inc. ("ACR"). ACR originates lease financing of information technology equipment and provides information technology management consulting services. ACR does business in 42 states, through office locations in Columbus, Ohio and Richmond, Virginia. Under the terms of the agreement, the shareholders of ACR will receive 100% cash in exchange for 100% of their shares. ACR shareholders will receive a payment of $2 million upon closing and participate in future ACR earnings for five years. The acquisition will be accounted for under the purchase of stock method, and is subject to regulatory approval. The transaction is expected to be completed in the third quarter of 1997. ACR originated $21 million in lease transactions for the year ended December 31, 1996.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

         The Company had net earnings of $3.6 million, or $0.68 per common share, and $2.6 million, or $0.51 per common share, for the three month periods ended March 31, 1997 and 1996, respectively. The increase of $1.0 million (approximately 40%) is directly attributable to the Company's acquisition of Mobile Consultants, Inc. (MCi) in April, 1996, as well as increased other non-interest income, primarily retail banking fees and loan servicing income. This increase was partially offset by higher non-interest expenses due to the addition of MCi's operating expenses, which approximated $2.0 million for the quarter ended March 31, 1997. Of the Company's net earnings of $3.6 million, $1.4 million (approximately 40%) was due to MCi's earnings.

         The annualized return on average assets ("ROA") for the three month periods ended March 31, 1997 and 1996 was 1.32% and 1.07%, respectively. The annualized return on shareholder's equity ("ROE") for the three month periods ended March 31, 1997 and 1996 was 16.47% and 13.32%, respectively.

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

       When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

       The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       The following table presents for the periods indicated the average interest-earnings assets and the average yields, the average interest-bearing liabilities and average rates and the interest rate margin. All average balances are daily average balances.

                                                                         Three Months Ended
                                                                              March 31 ,
                                                           -----------------------------------------------------
                                                                         1997                         1996
                                                           ------------------------------------------------------
                                                                Average                     Average
                                                              Outstanding     Yield/      Outstanding     Yield/
                                                               Balance         Rate(1)     Balance         Rate(1)
                                                              -----------     ------      -----------     ------
                                                                                 (Dollars in Thousands)
Net interest income                                           $   6,394                    $  6,246
                                                               ========                    ========
Interest-earning assets:
  Loans receivable                                            $ 726,420         7.95%      $601,678        8.04%
  Mortgage-backed securities                                    171,078         6.32        260,065        6.40
  Investments                                                    89,222         6.50         58,468        6.96
                                                              ---------         ----       --------        ----
    Total average interest-earning assets                       986,721         7.53        920,211        7.51
                                                              ---------         ----       --------        ----
Interest-bearing liabilities:
  Deposits                                                      663,649         4.62        581,090        4.69
  Borrowings                                                    305,625         6.08        289,507        5.81
                                                              ---------         ----       --------        ----
    Total average interest-bearing liabilities                  969,274         5.13        870,597        5.09
                                                              ---------         ----       --------        ----
Average interest-free funds                                   $  17,447                    $ 49,614
                                                               ========                    ========
Interest rate spread                                                            2.40                       2.42
Impact of interest-free funds                                                    .15                        .30
                                                                               -----                      -----
Interest rate margin(2)                                                         2.55%                      2.72%
                                                                                ====                       ====

------------------
(1) Annualized

(2) Net interest income divided by average interest-earning assets.

       Net interest income increased by $148,000 from $6.2 million in the first quarter of 1996 to $6.4 million in the first quarter of 1997. This increase was primarily the result of growth in average interest-earning assets, particularly consumer and mortgage loans, which were funded by increases in deposits and other borrowings. The interest rate margin decreased 17 basis points from 2.72% to 2.55% for the three months ended March 31, 1996 and 1997 respectively. The decline in the margin is attributed to a combination of the higher level of average interest-bearing liabilities as well as increased rates paid on those liabilities. In addition, growth in non-interest earning assets hampered the interest rate margin. The ratio of interest-earning assets to total assets declined from 92.6% on March 31, 1996 to 90.6% on March 31, 1997.

       Total interest and dividend income was $18.7 million for the three months ended March 31, 1997, an increase of $1.4 million, or 8.1%, from $17.3 million for the same period in 1996. This increase resulted primarily from an increase of $66.5 million in the average balance of interest-earning assets, particularly loans receivable. Although yields on average interest-earning assets were lower in the first quarter of 1997 than those in the first quarter of 1996, the shift in assets toward loans resulted in a 4 basis point rise in the yield on total average interest-earnings assets.

       Interest expense was $12.3 million for the three months ended March 31, 1997, an increase of $1.3 million, or 11.8%, from the $11.0 million for the three months ended March 31, 1996. This increase was due to growth in average interest-bearing liabilities of $98.7 million for the period, as well as an increase in the average cost of funds of 4 basis points from 5.09% at March 31, 1996 to 5.13% at March 31, 1997. This increase in cost of funds was primarily due to increased rates paid on borrowings.

       A provision of $107,000 was recorded for losses on loans for the first quarter of 1997 as compared with a provision of $90,000 for the same period in 1996. The increased provision was due primarily to a continuing increase in commercial and consumer loan originations which inherently have a higher risk level than traditional

1-4 family mortgage loans. Originations of commercial and consumer loans were $15.7 million and $53.6 million for the first quarter of 1997, respectively, as compared to $1.4 and $19.1 million, respectively, for the first quarter of 1996. The primary component of the significant increase in consumer loan originations is manufactured home loans, most of which are sold by the Company through asset-backed securitizations. The reserves for loan losses are analyzed on an ongoing basis and the adequacy of the reserves are determined by a detailed review of problem loans and real estate owned as well as the historical trends in the losses on the various types of loans. See "Non-performing Assets and Loan Loss Reserves" for further information on the provisions and analysis of loan loss reserves.

       Total non-interest income was $6.0 million for the three months ended March 31, 1997, up 275.0% from the $1.6 million for the same period in 1996. This increase was primarily a result of the Company's acquisition of MCi in April of 1996, as well as increased retail banking and other loan servicing fees. Non-interest income was positively impacted by the addition of MCi in primarily two ways. First, by engaging in the previously mentioned securitization of manufactured housing loans originated by MCi, the Company recognized a $2.3 million gain on the sale of loans in the first quarter of 1997. This gain resulted in an increase of $2.2 million (527.25%) in net gain on sales of loans in the first quarter 1997 versus the first quarter of 1996. Secondly, MCi's fee income for the brokerage and servicing of manufactured housing contracts to banks other than First Federal Savings and Loan Association of Wooster (the "Association") added $639,000 and $1.3 million respectively to non-interest income for the quarter ended March 31, 1997. These sources of non-interest income were not available to the Company prior to the acquisition of MCi.

       Total operating expenses during the three months ended March 31, 1997 were $6.7 million as compared to $3.8 million for the same period in 1996, an increase of $2.9 million, or 76.3%. The increase in total operating expense was due in part to the addition of MCi's operating expenses. MCi had operating expenses, comprised primarily of compensation and related benefits, professional fees, and other operating expenses of $2.0 million in the first quarter of 1997. The remaining increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses attributed to the Association's new lines of business.

       While non-interest expense continues to be negatively impacted by the Company's efforts to reposition its balance sheet to a more community bank-like structure, noninterest income growth has been substantially greater than the growth in noninterest expense. One measure of effectiveness in this area is the overhead ratio, which is the ratio of operating expenses (not including goodwill amortization) less total non-interest income to net interest income. This ratio improved from 46.29% in the first quarter of 1996 to 4.47% in the first quarter of 1997, and is indicative of the effectiveness of management's effort to diversify the Company's earnings stream while controlling costs.

       Income tax expense increased by $747,000, or 55.8%, for the three months ended March 31, 1997 in comparison to the same period in 1996. The increase was a result of the 45.2% increase in pre-tax earnings. The increase in the effective income tax rate from approximately 34% in 1996 to approximately 37% for 1997 was due primarily to the non-deductibility of the goodwill from the MCi acquisition.

Asset/Liability Management
--------------------------

       The primary objective of interest rate risk management is to maintain a balance between the stability of net interest income and the risks of changing market interest rates. The primary measure of the Company's vulnerability to changing interest rates is the interest-rate sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specific period. The one year interest rate sensitivity gap as a percentage of total assets was negative 1.6% at March 31, 1997 as compared to a positive 1.6% at December 31, 1996.

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

Financial Condition
-------------------

       Total assets of the Company increased by $7.7 million, or .72%,from December 31, 1996 to March 31, 1997. On March 19, 1997, the Company issued $40.5 million in 9.125% subordinated debt which was used to pay down FHLB borrowings, provide funds for loan originations and as a source of additional capital to support future growth activities. Interest on the subordinated debt is payable semiannually beginning in September of 1997, and the debt is redeemable at the option of the Company at any time after March 31, 2002 until its maturity date of March 31, 2004. In an effort to leverage the subordinated debt funds, the Company engaged in a wholesale strategy whereby short duration mortgage-backed securities are purchased using short duration borrowings at a positive spread. This strategy will be unwound as retail assets and deposits are increased. As previously discussed, the Company completed its second asset-backed securitization of manufactured housing finance contracts in the first quarter of 1997. This securitization resulted in a $7.0 million increase in retained interest from December 31, 1996. Future securitizations will result in additional growth in retained interest.

       First mortgage loans and loans held for sale decreased $3.5 million, or .47% to $753.2 million at March 31, 1997 from $756.8 million at December 31,
1995. The decrease in the loan portfolio was due to a $29.1 million decrease in loans held for sale, caused primarily by the securitized sale of $50 million in manufactured housing loans sold and sales of mortgage loans. The sales were partially offset by originations of $38.0 million in mortgage loans, $53.6 million in consumer loans (including $35.9 million in manufactured housing originations) and $15.7 in commercial loans for the three months ended March 31, 1997. During the same period in 1996, originations of mortgage, consumer and commercial loans totaled $86.1 million, $19.1 million and $1.4 million respectively.

       Mortgage-backed securities available for sale increased by $8.7 million, or 9.2%, and investment securities available for sale declined by $12.7 million, or 26.6%, from December 31, 1996 to March 31, 1997. The net decrease of $4.0 million provided funds which were primarily used for loan originations.

       Total deposits decreased by $9.2 million, or 1.4%, to $662.7 million at March 31, 1997 from $671.9 million at December 31, 1996. The decrease is due to seasonal withdrawals by customers for the payment of income taxes and other net outflows.

       Total advances from the Federal Home Loan Bank (the "FHLB") and other borrowings increased by $10.2 million or 3.3% during the three months ended March 31, 1997. The increase is the result of the subordinated debt issue discussed earlier, partially offset by repayment of FHLB advances.

       Shareholders' equity increased by $2.6 million, or 3.1%, from $85.3 million at December 31, 1996 to $87.9 million, or 8.1% of total assets, at March 31, 1997. The increase in shareholders' equity was attributable to net earnings for the three months ended March 31, 1997, partially offset by the payment of dividends on both the common and preferred stocks of the Company. Also offsetting equity growth was an additional unrealized loss on securities available for sale at March 31, 1997.

Non-Performing Assets and Loan Loss Reserves
--------------------------------------------

       Management reviews delinquent loans on an ongoing basis in order to determine the collectability of both interest and principal. The Company's non-performing and restructured assets decreased by $45,000 to $4.13 million at March 31, 1997 from $4.17 million at December 31, 1996. The ratio of non-performing and restructured assets to total assets was .38% at March 31, 1997 as compared to .37% at December 31, 1996. On March 31, 1997 $3.5 million or 85.4% of total non-performing and restructured assets are residential mortgage loans, which traditionally have low loss ratios.

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

                                                    03/31/97     12/31/96     09/30/96     06/30/96    03/31/96
                                                    --------     --------     --------     --------    --------
                                                                        (Dollars in Thousands)
Total non-accruing loans                             $ 3,741      $ 3,590      $ 1,253       $  642      $1,107
Assets acquired in settlement of loans                   260          241          233          231          90
Restructured loans                                       125          340          340          340         341
                                                      ------       ------       ------       ------       -----
Total non-performing and
    restructured assets                              $ 4,126      $ 4,171      $ 1,826       $1,213      $1,538
                                                     =======      =======        =====        =====       =====
Total non-performing and restructured
    assets as a percentage of total assets              .38%         .37%         .16%         .12%        .15%
                                                        ====         ====         ====         ====        ====

       Management of FirstFederal continuously reviews the loan portfolio to determine the adequacy of loan loss reserves. This review is based upon management's assessment of the risks involved in the various types of loans. As a result of this review, FirstFederal had set aside $3.0 million at March 31, 1997 in reserves to cover potential losses, representing 73% of the total non-performing and restructured assets.

       Based on current information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions may be necessary, however, based upon changing economic conditions, increased loan balances and the conditions of the underlying collateral.

Liquidity and Capital Resources
-------------------------------

       The Association is required to maintain a minimum level of certain liquid investments, as defined in the Office of Thrift Supervision (the "OTS") regulations, of at least 5% of net withdrawable deposits. The Association's liquidity ratio at March 31, 1997 was 7.7%, which was in excess of the regulatory requirement, compared to 9.5% at December 31, 1996. The decline in the liquidity ratio was due principally to the use of funds from investment securities that had matured or been sold to originate mortgage and consumer loans.

       The Association's primary sources of funds include loan and mortgage-backed security repayments or sales, sales of loans, advances from the FHLB of Cincinnati and deposit inflows. If the Association requires funds beyond its ability to generate them internally, the Association has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements. The Association uses particular sources of funds based upon comparative costs and availability. The Association anticipates that it has adequate liquidity and additional sources of funds to meet all of its foreseeable commitments.

    At March 31, 1997, the Association exceeded all fully phased-in minimum capital requirements established by the OTS. The management of the Association is not aware of any proposed regulation or recommendation by the OTS, which, if implemented, would have a material effect upon the Association. The Association's capital ratios at March 31, 1997 are set forth below.

                                             OTS Requirement         Association Ratio
                                             ---------------         -----------------
Tangible Capital                                 1.5%                        9.2%
Leverage (Core) Capital                          3.0%                        9.2%
Risk-based Capital                               8.0%                       15.9%

       Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Association's ratios at March 31, 1997 were 9.2%, 15.5% and 15.9%, respectively. As a result, the Association meets the capital requirements of a well capitalized institution.

       The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at March 31, 1997, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------
Item 5.       Other Information
              -----------------

              Dividend
              --------

              On April 16, 1997, the Board of Directors declared a five-for-four stock split, effected as a 25% stock dividend, granted to shareholders of record on May 2, 1997. In addition to the stock dividend, the Company announced a quarterly cash dividend of $.11 per common share. The dividend will be payable on May 22, 1997 to shareholders of record as of May 2, 1997 on post-split shares. The Board also declared dividends of $.4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. These dividends will be paid on June 2, 1997 to shareholders of record as of May 10, 1997.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibit 27 - Financial Data Schedule

              (b) One report on 8-K was filed during the quarterly period covered by this report. On March 25, 1997, the Registrant filed a Current Report on Form 8-K reporting the issuance of $40.5 million in subordinated notes and the Registrant's filing of an application to convert to a bank holding company, with its primary subsidiary, First Federal Savings and Loan Association of Wooster converting to a federal bank charter.

All other items have been omitted as not required and not applicable under the instructions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            FIRSTFEDERAL
                                                        FINANCIAL SERVICES CORP
                                                        -----------------------
                                                             (Registrant)

Date May 13, 1997                               /s/ Gary G. Clark
     ---------------------------------          -------------------------------
                                                           Gary G. Clark
                                                            Chairman and
                                                      Chief Executive Officer
                                               (Duly Authorized Representative)

Date May 13, 1997                              /s/ James J. Little
    ---------------------------------          --------------------------------
                                                      James J. Little
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                       Accounting Officer)