Form 10-Q
period 1997-06-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1997-08-14
CIK 846814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             June 30, 1997
                                         --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

         Commission file number                    0-17894
                                -------------------------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

                               Ohio                                                           34-1622711
--------------------------------------------------------------                      ---------------------------------
(State or other jurisdiction of incorporation or organization)                      (IRS Employer Identification No.)


135 East Liberty Street, Wooster, Ohio                                                           44691
--------------------------------------------------------------                      ---------------------------------
(Address of principal executive offices)                                                        Zip Code

Registrant's telephone number, including area code (330) 264-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x      No
                                        ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                        5,037,156
------------------------------          --------------------------------------
        (Class)                         (Shares Outstanding at August 14, 1997)

                        This Form 10-Q contains 18 pages.
                               (No Exhibit Index)

FIRSTFEDERAL FINANCIAL SERVICES CORP


TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                   PAGE
                                                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition as of June 30, 1997 and
          December 31, 1996                                                                                           3

          Consolidated Statements of Operations for the Three Months and Six Months
          Ended June 30, 1997 and 1996                                                                                4

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996                       5

          Notes to Consolidated Financial Statements                                                                6-8

          Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                               9-14

PART II.  OTHER INFORMATION                                                                                          15

          Signatures                                                                                                 17

          Exhibit 27 Financial Data Schedule                                                                         18
          -------------------------------------------------------------------------------------------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,
                                                                                      1997           DECEMBER 31,
ASSETS                                                                             (UNAUDITED)         1996 (1)
------                                                                             -----------       ------------
Cash on hand and in other financial institutions                                   $    18,798       $    26,012
Interest-bearing deposits in other financial
   institutions                                                                            717             9,000
                                                                                   -----------       -----------
   Total cash and cash equivalents                                                      19,515            35,012
Investment securities:
   Available for sale (Amortized cost of $72,927 and $47,865,
   respectively)                                                                        72,811            47,763
   Held to maturity (Fair value of $6,230 and $6,238, respectively)                      6,222             6,247
Mortgage-backed securities:
   Available for sale (Amortized cost of $156,678 and $95,445,
     respectively)                                                                     155,165            93,785
   Held to maturity (Fair value of $70,563 and $77,720,
     respectively)                                                                      71,465            78,737
Retained interest                                                                       19,558             6,491
Loans held for sale                                                                     63,026            87,071
Loans receivable, net                                                                  724,176           669,697
Accrued interest receivable                                                              6,734             6,069
Stock in Federal Home Loan Bank of Cincinnati, at cost                                  18,108            17,485
Premises and equipment, net                                                             10,977            10,386
Cost in excess of fair value of net assets acquired                                      9,895            10,572
Other assets                                                                            25,497            11,068
                                                                                   -----------       -----------
                                                                                   $ 1,203,149       $ 1,080,383
                                                                                   ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits                                                                           $   663,955       $   671,918
Advances from the Federal Home Loan Bank and
  other borrowings                                                                     390,990           312,413
Advance payments by borrowers for taxes and insurance                                    1,351             1,937
Accrued expenses and other liabilities                                                  15,271             8,828

Subordinated debt                                                                       40,500                --
                                                                                   -----------       -----------
                           TOTAL LIABILITIES                                         1,112,067           995,096
                                                                                   -----------       -----------
Shareholders' Equity:
   Serial preferred stock, no par value:
     authorized 1,500,000 shares; Series A, 492,636 and 498,287 shares issued and outstanding, respectively, Series B, 429,892
     and 479,327 shares issued and outstanding, respectively                            21,363            22,693
   Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 5,065,672 and 4,053,194
     shares, respectively                                                                5,066             4,053
  Paid-in capital                                                                       29,543            29,568
  Retained earnings                                                                     38,284            32,796
  Treasury stock, at cost (411,996 and 428,484 shares, respectively)                    (2,115)           (2,677)
  Securities equity valuation account                                                   (1,059)           (1,146)
                                                                                   -----------       -----------
                                                                                        91,082            85,287
                                                                                   -----------       -----------
                                                                                   $ 1,203,149       $ 1,080,383
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

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                      --------------------------      --------------------------
                                                                         1997            1996            1997            1996
                                                                      ----------      ----------      ----------      ----------
INTEREST AND DIVIDEND INCOME:
Loans                                                                 $   15,155      $   13,529      $   29,699      $   25,624
Mortgage-backed securities                                                 3,410           3,456           6,127           7,614
Investment securities and other interest income                            1,427             732           2,562           1,503
Dividends on stock in Federal Home Loan Bank of Cincinnati                   321             250             623             497
                                                                      ----------      ----------      ----------      ----------
   TOTAL INTEREST & DIVIDEND INCOME                                       20,313          17,967          39,011          35,238
                                                                      ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Deposits                                                                   7,658           7,178          15,320          13,996
Borrowings                                                                 6,246           4,295          10,888           8,502
                                                                      ----------      ----------      ----------      ----------
   TOTAL INTEREST EXPENSE                                                 13,904          11,473          26,208          22,498
                                                                      ----------      ----------      ----------      ----------

   NET INTEREST INCOME                                                     6,409           6,494          12,803          12,740

Provision for losses on loans                                                170              90             277             180
                                                                      ----------      ----------      ----------      ----------
   NET INTEREST INCOME AFTER PROVISION                                     6,239           6,404          12,526          12,560
                                                                      ----------      ----------      ----------      ----------

OTHER INCOME:
Net gains on sales of loans                                                1,951             406           4,667             839
Net gains on sales of investments and mortgage-backed securities              74              52              74             327
Manufactured housing brokerage fees, net                                   1,597           3,264           2,236           3,264
Loan servicing income                                                      1,200             750           2,400             750
Loan fees                                                                    345             172             652             264
Deposit charges                                                              635             509           1,220             783
Other operating income                                                       404             154             988             639
                                                                      ----------      ----------      ----------      ----------
   TOTAL OTHER INCOME                                                      6,206           5,307          12,237           6,866
                                                                      ----------      ----------      ----------      ----------

OPERATING EXPENSES:
Compensation and related benefits                                          3,353           2,801           6,688           4,365
Premises & equipment                                                         586             469           1,159             917
Federal insurance premium                                                    110             347             214             661
Professional and other fees                                                  435             373             744             602
State taxes                                                                  264             254             616             550
Other operating expenses                                                   2,211           2,143           4,206           3,117
                                                                      ----------      ----------      ----------      ----------

   TOTAL OPERATING EXPENSES                                                6,959           6,387          13,627          10,212
                                                                      ----------      ----------      ----------      ----------

Earnings before Federal income taxes                                       5,486           5,324          11,136           9,214
Federal income taxes                                                       1,790           1,973           3,875           3,311
                                                                      ----------      ----------      ----------      ----------

   NET EARNINGS                                                       $    3,696      $    3,351      $    7,261      $    5,903
                                                                      ==========      ==========      ==========      ==========
   NET EARNINGS APPLICABLE TO COMMON STOCK                            $    3,294      $    2,921      $    6,452      $    5,038
                                                                      ==========      ==========      ==========      ==========

   NET EARNINGS PER COMMON SHARE (NOTE 3)
       BASIC                                                          $      .70      $      .64      $     1.37      $     1.16
       DILUTED                                                        $      .53      $      .48      $     1.04      $      .87

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       BASIC                                                           4,718,654       4,536,836       4,696,830       4,346,668
       DILUTED                                                         6,983,036       6,952,041       6,978,274       6,779,780

See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30 ,
                                                                               -------------------------
                                                                                 1997            1996
                                                                               -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                 $   7,261       $   5,903
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Provisions for losses on loans                                                    277             180
   Net gains from sales                                                           (4,741)         (1,166)
   Accretion of discounts, amortization of premiums and depreciation, net            836             795
   Proceeds from sale of loans held for sale                                     141,303          42,193
   Disbursements for loans held for sale                                        (117,258)        (23,866)
   Other                                                                          (8,895)        (17,679)
                                                                               ---------       ---------
     Net cash provided by operating activities                                    18,783           6,360
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated                                                              (165,648)       (267,388)
  Principal repayments of mortgage and other loans                               115,454         107,331
  Proceeds from:
    Mortgage-backed securities repayments and sales
      Available for sale                                                          14,511          91,176
      Held to maturity                                                             6,684           7,349
    Investment securities repayments and sales
      Available for sale                                                          44,083          31,958
      Held to maturity                                                             7,779             174
    Assets acquired in settlement of loan sales, net                                (111)            267
  Purchases of:
    Mortgage-backed securities
      Available for sale                                                         (51,501)        (23,952)
      Held to maturity                                                           (23,720)         (6,945)
    Investment securities
      Available for sale                                                         (70,512)        (17,943)
      Held to maturity                                                            (6,025)         (2,693)
   Net cash received in acquisitions                                                  --          24,606
 Net change in retained interest                                                 (13,067)             --
 Purchase of premises and equipment, net                                          (1,269)         (1,211)
                                                                               ---------       ---------
     Net cash used by investing activities                                      (143,342)        (57,271)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                          (7,963)         30,512
  Proceeds from Federal Home Loan Bank advances                                   58,821         141,000
  Repayments on Federal Home Loan Bank advances                                  (49,858)       (127,897)
  Net proceeds from other borrowings                                             110,114          16,982
  Net decrease in advance payments by borrowers for taxes and insurance             (586)           (513)
  Repurchase of common and preferred stock                                            --          (1,682)
  Proceeds from common stock transactions                                            308           5,746
  Payment of cash dividends                                                       (1,774)         (1,660)
                                                                               ---------       ---------

     Net cash provided by financing activities                                   109,062          62,488
                                                                               ---------       ---------

  Net increase in cash & cash equivalents                                        (15,497)         11,577
  Cash and cash equivalents at beginning of year                                  35,012          27,483
                                                                               ---------       ---------
  Cash and cash equivalents at end of period                                   $  19,515       $  39,060
                                                                               =========       =========

See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1996 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiaries, Mobile Consultants, Inc. (MCi) and First Federal Savings and Loan Association of Wooster (the "Association") and the Association's subsidiaries. The Association changed its name on July 3, 1997 to Signal Bank, N.A. upon completing its conversion to a national bank.
 All significant intercompany transactions have been eliminated.

       In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of June 30, 1997 and December 31, 1996, and the results of its operations for the six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassifications have been made for 1996 to conform to classifications used in 1997.

The Company, through its subsidiary bank, grants residential, commercial and consumer loans to customers located primarily in Ohio and manufactured housing loans to customers in 37 states. Residential mortgage, manufactured housing, consumer and commercial loans comprise 73%, 9%, 12% and 6% of total loans receivable at June 30, 1997.

(2)    Commitments

       At June 30, 1997, the Association had outstanding commitments to originate loans aggregating approximately $119.7 million and outstanding commitments to sell loans of $55.2 million. Commitments to sell mortgage-backed securities were $1.7 million at June 30, 1997.

Collateral obtained related to the commitments is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items. In management's opinion, the commitments represent normal banking transactions, and no material losses are expected to result therefrom.

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

On April 16, 1997, the Board of Directors declared a five-for-four stock split, effected as a 25% stock dividend, granted to shareholders of record on May 2, 1997. All share and per share data presented herein have been restated for the effect of the stock dividends in 1997 and 1996. The basic earnings per share and diluted earnings per share for the three months ended June 30, 1997 were $.70 and $.53, respectively.

(4)    Cash Dividends on Common and Preferred Stock

       In addition to the stock dividend, the Company paid a first quarter quarterly cash dividend of $.11 per common share. The dividend was paid on May 22, 1997 to shareholders of record as of May 2, 1997 on post-split shares. The Board also declared dividends of $ .4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. These dividends were paid on June 2, 1997 to shareholders of record as of May 10, 1997.

(5)    Recently Issued Accounting Standards

       In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U. S. Standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (ISAC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, pro forma earnings per share is permitted for periods prior to required adoption. The following table discloses pro forma EPS pursuant to SFAS No. 128 for the six months ended June 30, 1997 and June 30, 1996.

                                                                Six months ended June 30
                                                      1997                                      1996
                                     -------------------------------------------------------------------------------
                                       Income        Shares     Per Share         Income        Shares     Per Share
                                     (Numerator)  (Denominator)   Amount        (Numerator)  (Denominator)   Amount
                                     -----------  -------------   ------        -----------  -------------   ------
Basic EPS
Income available to
  common stockholders                  $6,452          4,697      $1.37           $5,038         4,347        $1.16

Effect of Dilutive Securities
   Stock options                                          15       0.01                             63         0.01
Convertible Preferred Stock                            2,266       0.32                          2,370         0.28

Diluted EPS
Income available to
  common stockholders                   6,452                                      5,038
Convertible Preferred Dividends           809                                        865
                                       ------          -----      -----           ------         -----        -----
Net Earnings                           $7,261          6,978      $1.04           $5,903         6,780        $0.87

(6)       Acquisitions

         On April 3, 1996, the Company acquired Mobile Consultants, Inc. ("MCi") of Alliance, Ohio, an originator and servicer of manufactured housing finance contracts for other financial institutions.

         MCi contributed approximately $1.5 million to net earnings for the quarter ended June 30, 1997, compared to $1.2 million for the quarter ended June 30, 1996. The earnings and expenses were consolidated into the financials and will continue to be a significant part of future earnings.

         On July 8, 1997, the Corporation completed the acquisition of the stock of Summit Bancorp (Summit). Under the terms of the agreement, FirstFederal exchanged 2.3375 shares, of its common stock for each of the 234,891 shares of Summit stock. Based on the average of FirstFederal's closing bid and ask price of $40.50 on July 8, 1997, the transaction value was approximately $24.4 million. The merger will be accounted for as a pooling of interests. Summit Bancorp's subsidiary, Summit Bank, has two commercial banking offices located in Summit County, Ohio. At June 30, 1997, Summit had total assets of $88.6 million, deposits of $72.8 million, and shareholders equity of $6.0 million.

         On July 1, 1997, the Corporation completed the acquisition of the stock of Alliance Corporate Resources, Inc. ("ACR"). ACR originates lease financing of information technology equipment and provides information technology management consulting services. ACR does business in 42 states, through office locations in Columbus, Ohio and Richmond, Virginia. ACR shareholders received a payment of $2 million for 100% of their shares and will participate in future ACR earnings for five years. The acquisition will be accounted for under the purchase of stock method. ACR originated $21 million in lease transactions for the year ended December 31, 1996. At June 30, 1997, ACR had total assets of $22.8 million.

         On May 19, 1997, the Association signed an agreement to acquire seven branch offices of KeyBank, National Association, which have approximately $158 million in deposits and are located in the cities of Bucyrus, Crestline, Cygnet, Galion, Tiffin, Wayne and Willard in north central and north western Ohio. The purchase price is equal to 12.15% of average deposits measured just prior to closing which will generate approximately $19 million in goodwill which will be amortized over ten years.

(7)      Subordinated Notes

         On March 20, 1997, FirstFederal completed the private placement of $40.5 million of 9.125% subordinated notes due March 15, 2004. The subordinated notes qualify, pursuant to rules of the Federal Reserve System, as Tier II capital. The subordinated notes are subject to redemption at the option of the Company commencing March 15, 2002.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

         The Company had net earnings of $3.7 million, or $0.70 per common share, and $7.3 million, or $1.37 per common share, for the three and six month periods ended June 30, 1997, respectively. This compares favorably to $2.9 million, or $0.64 per common share, and $5.9 million, or $1.16 per common share for the respective three and six month periods ended June 30, 1996. The increase in 1997 earnings is primarily the result of higher non-interest income, partially offset by higher non-interest expenses. Of the Company's net earnings of $3.7 million and $7.3 million for the three and six month periods ended June 30, 1997, $1.5 million and $3.0 million, respectively was contributed by MCi.

The annualized return on average assets ("ROA") for the three and six month periods ended June 30, 1997 was 1.29% in both periods, as compared to 1.33% and 1.21% for the three and six month periods ended June 30, 1996, respectively. The annualized return on shareholder's equity ("ROE") for the three and six month periods ended June 30, 1997 were 16.52% and 16.49%, respectively as compared to 16.79% and 15.0% for the three and six month periods ended June 30, 1996, respectively..

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

                                                                   Three Months Ended
                                                                        June 30 ,
                                                    --------------------------------------------------
                                                               1997                     1996
                                                    --------------------------------------------------
                                                     Average                    Average
                                                    Outstanding     Yield/     Outstanding     Yield/
                                                     Balance        Rate(1)     Balance        Rate(1)
                                                     -------        -------     -------        -------
                                                                 (Dollars in Thousands)
Net interest income                                 $    6,409                 $    6,494
                                                    ==========                 ==========
Interest-earning assets:
  Loans receivable                                  $  746,838      8.08%      $  683,183      7.92%
  Mortgage-backed securities                           221,625      6.15          223,484      6.19
  Investments                                          104,272      6.98           53,942      7.28
                                                    ----------      ----       ----------      ----
    Total average interest-earning assets            1,072,735      7.57          960,609      7.48
                                                    ----------      ----       ----------      ----
Interest-bearing liabilities:
  Deposits                                             659,623      4.64          619,830      4.63
  Subordinated debt                                     40,500      9.13               --        --
  Other borrowings                                     355,311      5.99          297,337      5.77
                                                    ----------      ----       ----------      ----
    Total average interest-bearing liabilities       1,055,434      5.27          917,197      5.00
                                                    ----------      ----       ----------      ----
Average interest-free funds                         $   17,301                 $   43,412
                                                    ==========                 ==========
Interest rate spread                                                2.30                       2.48
Impact of interest-free funds                                        .09                        .22
                                                                    ----                       ----
Interest rate margin(2)                                             2.39%                      2.70%
                                                                    ====                       ====

----------
(1)Annualized
(2)Net interest income divided by average interest-earning assets.

                                                                      Six Months Ended
                                                                          June 30 ,
                                                    --------------------------------------------------
                                                               1997                     1996
                                                    --------------------------------------------------
                                                     Average                    Average
                                                    Outstanding     Yield/     Outstanding     Yield/
                                                     Balance        Rate(1)     Balance        Rate(1)
                                                     -------        -------     -------        -------
                                                                 (Dollars in Thousands)
Net interest income                                 $   12,803                 $   12,740
                                                    ==========                 ==========
Interest-earning assets:
  Loans receivable                                  $  736,628      8.06%      $  642,430      7.98%
  Mortgage-backed securities                           196,352      6.24          241,774      6.30
  Investments                                           96,747      6.58           56,206      7.12
                                                    ----------      ----       ----------      ----
    Total average interest-earning assets            1,029,727      7.58          940,410      7.49
                                                    ----------      ----       ----------      ----
Interest-bearing liabilities:
  Deposits                                             661,636      4.63          600,460      4.66
  Subordinated debt                                     23,047      9.13               --        --
  Other borrowings                                     327,671      5.83          293,422      5.80
                                                    ----------      ----       ----------      ----
    Total average interest-bearing liabilities       1,012,354      5.18          893,882      5.03
                                                    ----------      ----       ----------      ----
Average interest-free funds                         $   17,373                 $   46,528
                                                    ==========                 ==========
Interest rate spread                                                2.40                       2.46
Impact of interest-free funds                                        .09                        .25
                                                                    ----                       ----
Interest rate margin(2)                                             2.49%                      2.71%
                                                                    ====                       ====

----------
(1)Annualized
(2)Net interest income divided by average interest-earning assets.

       Net interest income decreased by $85,000 from $6.5 million in the second quarter of 1996 to $6.4 million in the second quarter of 1997. This decrease was primarily the result of an increase in funding costs offset by growth in average interest-earning assets, particularly consumer and mortgage loans. The interest rate margin decreased 31 basis points from 2.70% to 2.39% for the three months ended June 30, 1996 and 1997 respectively. The decline in the margin is attributed to a combination of the higher level of average interest-bearing liabilities as well as increased rates paid on those liabilities.

       Total interest and dividend income was $20.3 million for the three months ended June 30, 1997, an increase of $2.3 million, or 13.1%, from $18 million for the same period in 1996. This increase resulted primarily from an increase of $112 million in the average balance of interest-earning assets reflecting a $64 million increase in loans receivable and a $50 million increase in investments. Yields on average interest-earning assets increased 9 basis points in the second quarter of 1997 compared to those in the second quarter of 1996, primarily due to a favorable change in the mix of loans receivable to higher yielding assets.

       Interest expense was $13.9 million for the three months ended June 30, 1997, an increase of $2.4 million, or 21.2%, from the $11.5 million for the three months ended June 30 , 1996. This increase was due to growth in average interest-bearing liabilities of $138.2 million compared to the second quarter of 1996, as well as an increase in the average cost of funds of 27 basis points from 5.0% at June 30 , 1996 to 5.27% at June 30, 1997. This increase in cost of funds was primarily due to increased rates paid on borrowings, particularly the subordinated notes.

       A provision of $170,000 was recorded for losses on loans for the second quarter of 1997 as compared with a provision of $90,000 for the same period in 1996. The increased provision was due primarily to a continuing increase in commercial and consumer loan originations which inherently have a higher risk level than traditional 1-4 family mortgage loans. Originations of commercial and consumer loans were $26.3 million and $91.2 million for the second quarter of 1997, respectively, as compared to $10.9 and $43.0 million, respectively, for the second quarter of 1996. The primary component of the significant increase in consumer loan originations is manufactured home loans, most of which are sold by the Company through asset-backed securitizations. The reserves for loan losses are analyzed on an ongoing basis and the adequacy of the reserves are determined by a detailed review of problem loans and real estate owned as well as the historical trends in the losses on the various types of loans. See "Non-performing Assets and Loan Loss Reserves" for further information on the provisions and analysis of loan loss reserves.

       Total non-interest income was $6.2 million for the three months ended June 30, 1997, up 17.0% from the $5.3 million for the same period in 1996, due primarily to three components. First is the $1.6 million gain recognized from the Company's third issuance of an asset-backed security ("ABS") of manufactured housing contracts. The $50 million ABS was sold in a private placement which closed in April of 1997. This gain was offset by a $1.7 million decrease in manufactured housing brokerage fees as loan originations were apportioned to the ABS as opposed to brokered to other financial institutions. The ongoing servicing income associated with this ABS as well as increases in retail banking fees and other charges make up the third component of the increase in non-interest income.

       Total operating expenses during the three months ended June 30, 1997 were $7.0 million as compared to $6.4 million for the same period in 1996, an increase of $0.6 million, or 9.4%. The increase in total operating expense was due primarily to increases in compensation and benefits, premises and equipment, state taxes and other operating expenses attributed to the Association's new lines of business, such as commercial lending and expanded activities at MCi.

       While non-interest expense continues to be negatively impacted by the Company's efforts to reposition its balance sheet to a more community bank-like structure, noninterest income growth has been greater than the growth in noninterest expense. One measure of effectiveness in this area is the overhead ratio, which is the ratio of operating expenses (not including goodwill amortization) less total non-interest income to net interest income. This ratio improved from 13.18% in the second quarter of 1996 to 6.85% in the second quarter of 1997, and is indicative of the effectiveness of management's effort to diversify the Company's earnings stream while controlling costs.

       Income tax expense decreased by $183,000, or 9.3%, for the three months ended June 30, 1997 in comparison to the same period in 1996. The decrease reflects management efforts to lower the effective tax rate of the Company which currently is 35% compared to 36% for the same period in 1996.

Asset/Liability Management
--------------------------

       The primary objective of interest rate risk management is to maintain a balance between the stability of net interest income and the risks of changing market interest rates. The primary measure of the Company's vulnerability to changing interest rates is the interest-rate sensitivity gap, or the difference between assets and liabilities scheduled to mature or reprice within a specific period. The one year interest rate sensitivity gap as a percentage of total assets was negative 8.2% at June 30, 1997 as compared to a positive 1.6% at December 31, 1996.

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

Financial Condition
-------------------

       Total assets of the Company increased by $122.8 million, or 11.4%,from December 31, 1996 to June 30, 1997. The Company issued $40.5 million in 9.125% subordinated debt in March 1997 which was used to pay down FHLB borrowings, provide funds for loan originations and as a source of additional capital to support future growth activities. Interest on the subordinated debt is payable semiannually beginning in September of 1997, and the debt is redeemable at the option of the Company at any time after June 30, 2002 until its maturity date of June 30, 2004. In an effort to leverage the subordinated debt funds, the Company engaged in a wholesale strategy whereby short duration mortgage-backed securities are purchased using short duration borrowings at a positive spread. This strategy will be unwound as retail assets and deposits are increased. As previously discussed, the Company completed its third asset-backed securitization (ABS) of manufactured housing finance contracts in the second quarter of 1997. This securitization, coupled with the securitization completed in the first quarter of 1997, generated the $13.1 million increase in retained interest from $6.5 million at December 31, 1996 to $19.6 million as of June 30, 1997. Retained interest represents the present value of the excess interest spread on manufactured housing loans sold through the ABSs. The value of the retained interest can be impacted positively or negatively based upon the rate of prepayments and credit losses incurred within the ABS. Management evaluates the valuation of retained interest and reviews assumptions for prepayments and credit losses within the ABSs on a quarterly basis. Future securitizations will result in additional growth in retained interest.

       Loans receivable and loans held for sale increased $30.4 million, or 4% to $787.2 million at June 30, 1997 from $756.8 million at December 31, 1996. The increase in the loan portfolio was due to originations of $58.0 million in mortgage loans, $91.2 million in consumer loans (including $62.1 million in manufactured housing originations) and $26.3 in commercial loans for the three months ended June 30, 1997, partially offset by the securitization sale of $50 million in manufactured housing contracts. During the same period in 1996, originations of mortgage, consumer and commercial loans totaled $118.2 million, $43.0 million and $10.9 million respectively.

       Mortgage-backed securities available for sale increased by $61.4 million, or 65.4%, and investment securities available for sale increased by $25.0 million, or 52.4%, from December 31, 1996 to June 30, 1997. These increases reflect the Company's efforts to leverage the subordinated debt funds as previously discussed.

       Total deposits decreased by $8.0 million, or 1.2%, to $664.0 million at June 30, 1997 from $671.9 million at December 31, 1996, reflecting normal customer outflows.

       Total advances from the Federal Home Loan Bank (the "FHLB") and other borrowings increased by $119.1 million or 38.1% during the three months ended June 30, 1997. This increase reflects the Company's efforts to leverage the subordinated debt funds as previously discussed, as well as to fund loan growth.

       Shareholders' equity increased by $5.8 million, or 6.8%, from $85.3 million at December 31, 1996 to $91.1 million, or 7.6% of total assets at June 30, 1997. The increase in shareholders' equity was attributable to net earnings for the six months ended June 30, 1997, partially offset by the payment of dividends on both the common and preferred stocks of the Company.

Non-Performing Assets and Loan Loss Reserves
--------------------------------------------

        Management reviews delinquent loans on an ongoing basis in order to determine the collectibility of both interest and principal. The Company's non-performing and restructured assets decreased by $575,000 to $3.6 million at June 30, 1997 from $4.17 million at December 31, 1996. The ratio of non-performing and restructured assets to total assets was .30% at June 30, 1997 as compared to .37% at December 31, 1996. On June 30, 1997 $2.1 million or 65.8% of total non-performing and restructured assets are residential mortgage loans, which traditionally have low loss ratios.

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


                                                    06/30/97      3/31/97     12/31/96     09/30/96    06/30/96
                                                    --------      -------     --------     --------    --------
                                                                         (Dollars in Thousands)
Total non-accruing loans                             $ 3,244      $ 3,741      $ 3,590       $1,253        $642
Assets acquired in settlement of loans                   352          260          241          233         231
Restructured loans                                       --           125          340          340         340
                                                    --------       ------       ------       ------       -----
Total non-performing and
    restructured assets                              $ 3,596      $ 4,126      $ 4,171       $1,826      $1,213
                                                     =======      =======       ======        =====       =====
Total non-performing and restructured
    assets as a percentage of total assets              .30%         .38%         .37%         .16%        .12%
                                                        ====         ====         ====         ====        ====

        Management of FirstFederal continuously reviews the loan portfolio to determine the adequacy of loan loss reserves. This review is based upon management's assessment of the risks involved in the various types of loans. As a result of this review, FirstFederal has set aside $4.5 million at June 30, 1997 in reserves to cover potential losses, representing 124.9% of the total non-performing and restructured assets.

       Based on current information, management believes that the allowance for loan losses is adequate to absorb potential losses in the portfolio. Future additions may be necessary, however, based upon changing economic conditions, increased loan balances and the conditions of the underlying collateral.

Liquidity and Capital Resources
-------------------------------

       The Association is required to maintain a minimum level of certain liquid investments, as defined in the Office of Thrift Supervision (the "OTS") regulations, of at least 5% of net withdrawable deposits. The Association's liquidity ratio at June 30, 1997 was 11.0%, which was in excess of the regulatory requirement, compared to 9.5% at December 31, 1996. The increase in the liquidity ratio was due principally to the increase in investment securities available for sale reflecting management's efforts to leverage the subordinated debt funds discussed previously.

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

    At June 30, 1997, the Association exceeded all fully phased-in minimum capital requirements established by the OTS. The management of the Association is not aware of any proposed regulation or recommendation by the OTS, which, if implemented, would have a material effect upon the Association. The Association's capital ratios at June 30, 1997 are set forth below.

                                             OTS Requirement         Association Ratio
                                             ---------------         -----------------
Tangible Capital                                 1.5%                        8.7%
Leverage (Core) Capital                          3.0%                        8.7%
Risk-based Capital                               8.0%                       15.5%

       Minimum capital requirements, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), to determine whether an institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized became effective December 19, 1992. Well capitalized institutions are defined as having core capital of at least 5%, core capital to risk-weighted assets of at least 6% and risk-based capital of at least 10%. The Association's ratios at June 30, 1997 were 8.7%, 14.9% and 15.5%, respectively. As a result, the Association meets the capital requirements of a well capitalized institution.

       The Association's management believes that, under the current regulations, the Association will continue to meet its capital requirements in the coming year. Further changes to the capital regulations are possible, however, which may affect the Association's financial position, or encourage a change in asset size or mix. In particular, an interest-rate risk component was incorporated into the risk-based capital framework, however, the OTS has deferred the implementation of the regulation for an indefinite period of time. Based on the Association's interest-rate risk profile and the level of interest rates at June 30, 1997, as well as the Association's level of risk-based capital, management believes that this regulation will not affect the Association's compliance with its risk-based capital requirements.

PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Annual Meeting
              --------------

              The Annual Meeting of stockholders of the Company was held on April 16, 1997 in order to consider the election of three directors of the Company, the approval of the 1997 Omnibus Incentive Plan and the approval of the 1997 Employee Stock Purchase Plan.

              Election of Directors
              ---------------------

              Messrs. Robert F. Belden, Gust B. Geralis, and Richard E. Herald were elected to the Board of Directors with terms to expire in 2000. The results of the votes were recorded as follows:


              Director                       For               Against        Withheld
              --------                       ---               -------        --------
              Robert F. Belden             3,135,406              0             63,842
              Gust B. Geralis              3,087,317              0            111,931
              Richard E. Herald            3,087,190              0            112,058

              Continuing as Directors with terms to expire in 1999 are Messrs. Gary G. Clark, Steven N. Stein and Ronald A. James, Jr. Continuing with terms to expire in 1998 are Messrs. R. Victor Dix, Daniel H. Plumly and L. Dwight Douce.

              1997 Omnibus Incentive Plan
              ---------------------------

              The FirstFederal Financial Services Corp 1997 Omnibus Incentive Plan was approved in a vote cast 2,400,328 shares for, 175,146 against, 69,540 abstaining and 554,234 in broker non-votes.

              1997 Employee Stock Purchase Plan
              ---------------------------------

              The FirstFederal Financial Services Corp 1997 Employee Stock Purchase Plan was approved in a vote cast 2,428,763 shares for, 165,678 against, 58,922 abstaining and 554,885 in broker non-votes.

Item 5.       Other Information
              -----------------

              On July 3, 1997, FirstFederal completed its conversion to a bank holding company and First Federal Savings and Loan Association of Wooster changed its name to Signal Bank, N.A. upon completing its conversion to a national bank.

              Dividend
              --------

              The Company announced on July 22, 1997 that the Board of Directors declared a cash dividend of $0.11 per common share. The record and payable dates are August 4, 1997 and August 22, 1997, respectively.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits
                    --------

                    (18) Exhibit 27 - Financial Data Schedule

              (b)   Reports on Form 8-K
                    -------------------

                    Two reports on Form 8-K were filed during the quarterly period covered by this report. On May 21, 1997, the Registrant filed a Current Report on Form 8-K reporting the purchase of seven branches of KeyBank National Association in north central and north western Ohio. On June 3, 1997, the Registrant filed a Current Report on Form 8-K reporting the approval of the Registrant to become a bank holding company by the Federal Reserve Bank of Cleveland.

All other items have been omitted as not required and not applicable under the instructions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FIRSTFEDERAL
                                                FINANCIAL SERVICES CORP
                                                -----------------------
                                                     (Registrant)



Date     August 14, 1997                         /s/ Gary G. Clark
     -------------------------             ----------------------------------
                                                    Gary G. Clark
                                                    Chairman and
                                                Chief Executive Officer
                                           (Duly Authorized Representative)





Date      August 14, 1997                        /s/ James J. Little
     -------------------------             ----------------------------------
                                                    James J. Little
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                  Accounting Officer)