Form 10-Q
period 1997-09-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1997-11-14
CIK 846814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 1997
                                         -----------------------------

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission file number                    0-17894
                                         -----------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

                  Ohio                                     34-1622711
----------------------------------                   ---------------------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)


135 East Liberty Street, Wooster, Ohio                       44691
----------------------------------                   ---------------------------
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code (330) 264-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value                        5,227,886
-----------------------------         ------------------------------------------
           (Class)                    (Shares Outstanding at September 30, 1997)

                        This Form 10-Q contains 15 pages.
                               (No Exhibit Index)

FIRSTFEDERAL FINANCIAL SERVICES CORP

TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets as of September 30, 1997 and
          December 31, 1996                                                                                           3

          Consolidated Statements of Income for the Three Months and Nine Months
          Ended September 30, 1997 and 1996                                                                           4

          Consolidated Statements of Cash Flows for the Nine Months Ended September, 1997 and 1996                    5

          Notes to Consolidated Financial Statements                                                                6-8

          Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                               9-11

PART II.  OTHER INFORMATION                                                                                          12

          Signatures                                                                                                 13

          Exhibit 10 Material Contract
          Exhibit 27 Financial Data Schedule

--------------------------------------------------------------------------------

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,  1997             DECEMBER 31,
ASSETS                                                                           (UNAUDITED)                   1996 (1)
------                                                                         ---------------              --------------
Cash and due from banks                                                         $     33,788                  $   26,012
Securities available for sale 2                                                      252,760                     141,548
Securities held to maturity 3                                                         74,255                      84,984
Other short-term investments                                                          37,546                       9,000
Retained interest                                                                     27,632                       6,491
Loans held for sale (Note 5)                                                          72,087                      87,071
Loans and Leases:
   Residential Mortgage Loans                                                        522,595                     534,046
   Commercial Loans                                                                   45,408                       4,850
   Commercial Mortgage Loans                                                          53,043                      17,370
   Commercial Lease Financing                                                         24,832                        -
   Finance Contracts                                                                   2,408                        -
   Manufactured Housing Loans                                                         47,539                      38,840
   Consumer Loans                                                                    133,587                      77,507
   Allowance for credit losses                                                       (5,662)                     (2,916)
                                                                                   ---------                    --------
Net Loans and Leases                                                                 823,750                     669,697
Bank premises and equipment                                                           15,346                      10,386
Goodwill (Note 6)                                                                     30,528                      10,572
Other Assets                                                                          60,449                      34,622
                                                                                   ---------                    --------
                                                                                  $1,428,141                  $1,080,383
                                                                                   =========                   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                         $     46,122                    $ 21,268
   Interest bearing                                                                  878,005                     650,650
                                                                                   ---------                    --------
Total Deposits                                                                       924,127                     671,918
                                                                                   ---------                    --------
Short-term borrowings                                                                124,366                     122,281
Long term debt                                                                       210,048                     190,132
Other Liabilities                                                                     27,979                      10,765
Subordinated Debt                                                                     40,500                       -
                                                                                   ---------                    --------
                           Total Liabilities                                       1,327,020                     995,096
                                                                                   =========                    --------
Shareholders' Equity:
   Preferred Stock, no par value:
     authorized 1,500,000 shares;
     series A 488,086 and 498,287
     series B 429,892 and 479,327
     issued and outstanding, respectively                                            21,277                       22,693
   Common Stock, $1.00 par value; authorized
     20,000,000 shares; 5,614,621 and
     4,053,194 issued and outstanding,  respectively                                  5,614                        4,053
Additional paid-in capital                                                           34,620                       29,568
Retained earnings                                                                    42,039                       32,796
Treasury stock, at cost (386,735 and 428,484 shares, respectively)                   (2,023)                      (2,677)
Securities equity valuation account                                                  (  406)                      (1,146)
                                                                                 ----------                   ----------
                                                                                 $  101,121                   $   85,287
                                                                                 ----------                   ----------
(1) Derived from audited financial statements at December 31, 1996.              $1,428,141                   $1,080,383
                                                                                 ==========                   ==========
(2) Amortized cost $249,514 and $143,310 for September 30, 1997 and
    December 31, 1996, respectively.
(3) Market value $73,555 and $83,958 for September 30, 1997 and December 31,
    1996, respectively.

      See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ------------------                -----------------
                                                                 1997            1996            1997            1996
                                                                 ----            ----            ----            ----

INTEREST INCOME:
Loans and leases                                              $   18,383      $   15,076      $   48,082      $   40,700
Securities available for sale                                      4,932           2,088          10,893           8,353
Securities held to maturity                                        1,221           1,451           3,949           4,303
Other                                                                352             266             974             763
                                                              ----------      ----------      ----------      ----------
   TOTAL INTEREST INCOME                                          24,888          18,881          63,898          54,119
                                                              ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Deposits                                                           9,114           7,412          24,434          21,408
Short-term borrowings                                              2,562           1,740           6,448           3,503
Long-term debt                                                     4,974           3,230          11,975           9,969
                                                              ----------      ----------      ----------      ----------
   TOTAL INTEREST EXPENSE                                         16,650          12,382          42,857          34,880
                                                              ----------      ----------      ----------      ----------

   NET INTEREST INCOME                                             8,238           6,499          21,041          19,239

Provision for credit losses                                          265              90             542             270
                                                              ----------      ----------      ----------      ----------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           7,973           6,409          20,499          18,969
                                                              ----------      ----------      ----------      ----------

NON-INTEREST INCOME:
Manufactured housing income                                        5,057           3,718          12,739           7,732
Mortgage banking income                                            1,886             120           3,366           1,525
Customer service fee income                                          971             576           2,984           1,727
Net securities gains                                                 279              --             353             326
Other                                                                421             468           1,409             438
                                                              ----------      ----------      ----------      ----------
   TOTAL NON-INTEREST INCOME                                       8,614           4,882          20,851          11,748
                                                              ----------      ----------      ----------      ----------

NON-INTEREST  EXPENSE:
Personnel                                                          4,613           2,784          11,301           7,149
Net occupancy expense                                                874             538           2,033           1,455
Outside services, data processing & communications                 1,052             569           2,444           1,708
Professional fees                                                    414             228             927             683
Amortization of goodwill                                             354             339           1,019             761
SAIF assessment fee                                                   --           3,341              --           3,341
Other                                                              2,844           2,203           6,054           5,117
                                                              ----------      ----------      ----------      ----------
   TOTAL NON-INTEREST EXPENSE                                     10,151          10,002          23,778          20,214
                                                              ----------      ----------      ----------      ----------

Income before income taxes                                         6,436           1,289          17,572          10,503
Provision for income taxes                                         2,233             507           6,108           3,818
                                                              ----------      ----------      ----------      ----------

   NET INCOME                                                 $    4,203      $      782      $   11,464      $    6,685
                                                              ==========      ==========      ==========      ==========
   NET INCOME APPLICABLE TO COMMON STOCK                      $    3,813      $      365      $   10,265      $    5,403
                                                              ==========      ==========      ==========      ==========

   NET INCOME PER COMMON SHARE
       PRIMARY                                                $      .71      $      .08      $     2.08      $     1.22
       DILUTED                                                $      .55      $      .11      $     1.59      $      .98

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       PRIMARY                                                 5,398,730       4,590,346       4,938,700       4,426,294
       DILUTED                                                 7,608,282       6,951,208       7,212,879       6,875,215


See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               --------------------------
                                                                                 1997            1996
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  11,464       $   6,685
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                       542             270
   Net gains from sales                                                           (8,064)         (1,415)
   Accretion of discounts, amortization of premiums and depreciation, net          2,460           1,353
   Proceeds from sale of loans held for sale                                     217,978          58,798
   Disbursements for loans held for sale                                        (213,807)        (31,897)
   Other                                                                         (15,473)        (16,477)
                                                                               ---------       ---------
     Net cash provided by operating activities                                    26,046          17,317
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated                                                              (336,076)       (396,584)
  Loan principal payments                                                        245,542         143,930
  Proceeds from sales of:
      Securities available for sale                                               43,177          87,779
  Proceeds from maturities of:
      Available for sale securities                                               47,612          47,449
      Held to maturity securities                                                 13,987           7,113
      Net change in repossessed assets                                              (362)            283
  Purchases of:
      Available for sale securities                                             (139,338)        (41,895)
      Held to maturity securities                                                (47,979)         (9,638)
  Net change in other short-term investments                                     (28,546)          6,872
  Net cash received in acquisitions                                              108,239          24,606
 Net change in retained interest                                                       -               -
 Purchase of premises and equipment, net                                          (3,394)         (2,233)
                                                                               ---------       ---------
     Net cash used by investing activities                                       (97,138)       (132,268)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits, excluding acquisitions                                  28,618          37,925
  Proceeds from Federal Home Loan Bank advances                                  214,821         244,000
  Repayments on Federal Home Loan Bank advances                                 (275,913)       (177,748)
  Net proceeds from subordinated debt and other borrowings                       115,593          18,193
  Net decrease in advance payments by borrowers for taxes and insurance           (1,793)         (2,220)
  Repurchase of common and preferred stock                                             -          (2,375)
  Proceeds from common stock transactions                                            256           5,883
  Payment of cash dividends                                                       (2,714)         (2,515)
                                                                               ---------       ---------
     Net cash provided by financing activities                                    78,868         121,143
                                                                               ---------       ---------

  Net increase in cash & due from banks                                            7,776           6,192
  Cash and due from banks at beginning of year                                    26,012          18,621
                                                                               ---------       ---------
  Cash and due from banks at end of period                                     $  33,788       $  24,813
                                                                               =========       =========

See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1996 Annual Report of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal, its subsidiaries, Mobile Consultants, Inc. ("MCI") and Signal Bank, N.A. ("Signal") and the Bank's subsidiaries including Alliance Corprate Resources ("ACR"), which was acquired during the third quarter of 1997. Also included in the interim consolidated financial statements is Summit Bank, N.A. ("Summit"), which was acquired in the third quarter of 1997. All significant intercompany transactions have been eliminated.

       In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of September 30, 1997 and December 31, 1996, and the results of its operations for the nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Financial statement reclassifications have been made for 1996 to conform to classifications used in 1997.

(2)    Earnings Per Share of Common Stock

       Primary earnings per share were computed based on the weighted average number of common shares and common stock equivalent shares outstanding during the period, after giving effect to the reduction of earnings by the dividend paid on the Series A and Series B cumulative serial preferred stock. Exercisable stock options are included as common share equivalents. The fully diluted earnings per share assume the conversion of the Series A and Series B cumulative serial preferred stock. On April 16, 1997, the Board of Directors declared a five-for-four stock split, effected as a 25% stock dividend, granted to shareholders of record on May 2, 1997. All share and per share data presented herein have been restated for the effect of the stock dividends in 1997 and 1996. Primary earnings per share and diluted earnings per share for the three months ended September 30, 1997 were $.71 and $.55, respectively.

(3)    Cash Dividends on Common and Preferred Stock

       In addition to the stock dividend discussed previously, the Company announced a quarterly cash dividend of $.11 per common share. The dividend was paid on August 22, 1997 to shareholders of record as of August 4, 1997 on post-split shares. The Board also declared dividends of $ .4375 per share on the Cumulative Convertible, Series A, Preferred stock and $.40625 per share on the Cumulative Convertible, Series B, Preferred stock. These dividends were paid on September 2, 1997 to shareholders of record as of August 11, 1997.

(4)    Recently Issued Accounting Standards

       In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which supersedes Accounting Principles Board (APB) No. 15, Earnings per Share, and replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was issued to simplify the computation of earnings per share and make the U. S. Standard more compatible with the earnings per share standards of other countries and that of the International Accounting Standards Committee (ISAC). SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted, however, pro forma earnings per share is permitted for periods prior to required adoption. The following table discloses pro forma EPS pursuant to SFAS No. 128 for the nine months ended September 30, 1997 and September 30, 1996.


                                                  Nine  months ended September 30,
                                            1997                                    1996
                                       ----------------------------------------------------------
                              Income       Shares    Per Share         Income       Shares     Per Share
                            (Numerator) (Denominator)  Amount        (Numerator) (Denominator)   Amount
                            ----------------------------------       ------------------------------------
Basic EPS
Income available to
  common stockholders         $10,265      4,796       $2.14            $5,403        4,426       $1.22

Effect of Dilutive Securities
   Stock options                             171        0.04                             62        0.02
Convertible Preferred Stock                2,246        0.51                          2,387        0.22

Diluted EPS
Income available to
  common stockholders          10,265                                    5,403
Convertible Preferred Divid     1,199                                    1,282
                              -------      -----       -----             ------       -----       -----
Net Earnings                  $11,464      7,213       $1.59             $6,685       6,875       $0.98


SFAS No. 130, "Reporting Comprehensive Income" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The Statement requires additional reporting of items that affect comprehensive income but not net income. Examples of these items relevant to the Company include unrealized gains and losses on securities. Upon its adoption, this statement will result in additional financial statement disclosures.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The statement requires financial disclosure and descriptive information about reportable operating segments. Upon its adoption, this statement will result in additional financial statement disclosures.


(5)      Loans Held for Sale

         Loans held for sale include $22.1 million of residential mortgage loans and $50 million of manufactured housing loans as of September 30, 1997 compared to $37.1 million of residential mortgage loans and $50 million of manufactured housing loans as of December 31, 1996.

(6)       Acquisitions

         On July 1, 1997, the Bank completed the acquisition of the stock of Alliance Corporate Resources, Inc. ("ACR"). ACR originates lease financing of information technology equipment and provides information technology management consulting services. ACR has office locations in Columbus, Ohio and Richmond, Virginia. ACR shareholders received a payment of $2 million for 100% of their shares and will participate in future ACR earnings for five years. The acquisition was accounted for under the purchase of stock method. ACR originated $21 million in lease transactions for the year ended December 31, 1996. At June 30, 1997, ACR had total assets of $22.8 million.

         On July 8, 1997, the Company completed the acquisition of the stock of Summit Bancorp (Summit) which has two subsidiaries, Summit Bank, N.A. and Summit Bank Investments Corp. Under the terms of the agreement, FirstFederal exchanged 2.3375 shares, of its common stock for each of the 234,891 shares of Summit stock. Based on the average of FirstFederal's closing bid and ask price of $40.50 on July 8, 1997, the transaction value was approximately $24.4 million. The merger was accounted for as a pooling of interests. Summit Bancorp's subsidiary, Summit Bank, has two commercial banking offices located in Summit County, Ohio. At June 30, 1997, Summit had total assets of $88.6 million, deposits of $72.8 million, and shareholders equity of $6.0 million.

         On September 15, 1997, Signal Bank completed the acquisition of seven branches of KeyBank, National Association, which have approximately $158 million in deposits and are located in the cities of Bucyrus, Crestline, Cygnet, Galion, Tiffin, Wayne and Willard in north central and north western Ohio. The purchase price was equal to 12.15% of average deposits measured just prior to closing resulting in approximately $19 million in goodwill which will be amortized over ten years.

'



                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

         The Company had net earnings of $4.2 million, or $0.71 per common share, and $11.5 million, or $2.08 per common share, for the three and nine month periods ended September 30, 1997, respectively. This compares favorably to $3.0 million, or $0.55 per common share, and $8.9 million, or $1.71 per common share for the respective three and nine month periods ended September 30, 1996 excluding the SAIF assessment. FirstFederal continues to provide value to shareholders by generating higher levels of non-interest income, while controlling operating expenses. Increased earnings year-to-date in 1997 compared to 1996 reflect higher net interest income of $1.8 million, higher manufactured housing income of $5.1 million and higher mortgage banking income of $1.8 million partially offset by an increase in non-interest expense of $6.9 million related to a higher volume of asset originations.

         Return on average assets (ROA) for the quarter and nine months ended September 30, 1997, was 1.26% and 1.27% as compared to 1.10% and 1.15%, before the SAIF assessment, for the comparable periods of 1996, respectively. Return on average shareholders' equity (ROE) for the quarter and nine months ended September 30, 1997 was 17.0% and 16.7% as compared to 14.1% and 14.7%, before the SAIF assessment, for the comparable periods in 1996, respectively. The Company's ratio of shareholders' equity to total assets decreased from 7.89% at December 31, 1996 to 7.08% at September 30, 1997. Total assets of the Company grew 32% to $1.43 billion at September 30, 1997, as compared to $1.08 billion at December 31, 1996.

       Net interest income increased $1.7 million from $6.5 million in the third quarter of 1996 to $8.2 million in the third quarter of 1997. This increase reflects growth in average loan and lease balances of $102 million and a $156 million increase in the average securities balances for the three month period ended September 30, 1997 compared to 1996. Increased loan and lease balances in the third quarter of 1997 include $66.3 million and $20.1 million reflecting the acquisition of Summit and ACR, respectively. The net interest margin increased 2 basis points from 2.59% to 2.61% for the three months ended September 30, 1996 and 1997 respectively. The improved margin is attributed primarily to the acquisition of Summit in the third quarter of 1997. Summit, on a stand alone basis, has a net interest margin of 4.0%. Yields on average interest-earning assets increased 36 basis points in the third quarter of 1997 compared to those in the third quarter of 1996, primarily due to a favorable change in the mix of loans and leases to higher yielding assets and the acquisitions of Summit and ACR. The average cost of interest-bearing liabilities increased 30 basis points to 5.45% for the three months ended September 30, 1997 compared to 5.15% for the similar period in 1996. This increase in cost of funds was primarily due to increased rates paid on borrowings, particularly the subordinated notes.

       The provision for credit losses was $265,000 in the third quarter of 1997 and $90,000 in the third quarter of 1996. The increased provision was due primarily to a continuing increase in commercial and consumer loan originations which inherently have a higher risk level than residential mortgage loans. Net chargeoffs for the third quarter were .02 % of average loans and leases, compared with .01% for last quarter and .01% for the third quarter of 1996. Nonperforming assets as a percentage of total assets was .31% at September 30, 1997 and .16% at September 30, 1996.

       Non-interest income increased $3.7 million for the third quarter of 1997 versus third quarter 1996 reflecting a $1.3 million increase in manufactured housing income, the majority of which was contributed by a $1.8 million gain on the Company's fourth $50 million asset-backed securitization of manufactured housing loans sold in August 1997. The additional increase in non-interest income for the quarter is primarily higher gains on sales of mortgage loans.

       Non-interest expense increased $3.5 million to $10.2 million for the quarter ended September 30, 1997 as compared to the third quarter of 1996, excluding the SAIF assessment. The increase is comprised primarily of higher compensation expense generated from the increase in staff associated with the Company's investments in Summit, ACR and additional commercial and manufactured housing loan origination capacity. While the dollar amount of non-interest expense has increased, FirstFederal's efficiency ratio remains fairly consistent at 58.14% for the third quarter of 1997 as compared to 56.05% for the same quarter in 1996.


Material Changes in Financial Condition
---------------------------------------

       The material changes that have occurred in the Company's financial condition during 1997 are as follows ($000's):

                                     Sept. 30          Dec. 31,
                                        1997              1996           $ +/-           %  +/-
                                     ---------         ---------        -------          ------
Securities available for sale         $252,760         $141,548         $111,212          78.6%
Retained interest                       27,632            6,491           21,141         325.7%
Net loans and leases                   823,750          669,697          154,053          23.0%
Goodwill                                30,528           10,572           19,956         188.8%
Deposits                               924,127          671,918          252,209          37.5%

The increase in securities available for sale reflects efforts to leverage the proceeds of the subordinated debt offering using a wholesale strategy whereby approximately $100 million of short duration mortgage-backed securities were purchased using short-term borrowings at a positive spread.

Retained interest increased reflecting completion of three asset-backed securitizations (ABS) of manufactured housing loans totaling $150 million sold in 1997. In such transactions, the Company receives a fee for servicing the loans and receives net interest revenues generated by the loans removed from the balance sheet which exceed the interest due investors and net credit losses. The excess interest revenues are recognized as servicing income. As a result of such securitizations, the Company has recorded an asset known as "retained interest", which consists of an over collateralization of loans in the various securitized pools and the unamortized balance of the present value of the interest rate differential resulting from the sale of loans with servicing rights retained. The retained interest is amortized over the estimated life of the underlying loans sold. The carrying value of the retained interest is analyzed quarterly by management to determine whether prepayment and default experience has any impact on the carrying value.

Net loans and leases increased reflecting the acquisitions of Summit and ACR as well as 1997 loan originations, net of loan sales. The Summit acquisition contributed a loan portfolio of $66.3 million. The ACR acquisition contributed a lease portfolio of $20.1 million. Loan originations for 1997 were as follows: residential mortgage loans $172.8 million, manufactured housing loans $227.5 million, consumer loans $70.6 million, commercial mortgage loans $24.2 million and commercial loans $43.9 million.

Goodwill increased reflecting the acquisition of seven branches from KeyBank, N.A. on September 15, 1997 and the acquisition of ACR.

The increase in deposits reflects $150.6 million in deposits obtained from the KeyBank branch acquisition and $73.6 million of deposits obtained with the Summit acquisition.


Liquidity and Capital Resources
-------------------------------

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of short-term marketable securities, maturing loans and selected securitizable loan assets. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits. The Company has additional borrowing capacity with the Federal Home Loan Bank of Cincinnati and additional collateral eligible for repurchase agreements in the event internally generated funds are insufficient to meet liquidity needs. The Company anticipates that it has adequate liquidity and additional sources of funds to meet all of its foreseeable commitments.

At September 30, 1997, shareholders' equity was $101 million, compared to $ 85 million at December 31, 1996, an increase of $16 million, or 18.8%, primarily reflecting the Summit acquisition as well as net income for the nine months ending September 30, 1997, net of dividends. Shareholders' equity as a percentage of total assets as of September 30, 1997 was 7.08% compared to 7.89% as of December 31, 1996. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5%, respectively. The Company exceeded these "well capitalized" ratios as of September 30, 1997 and December 31, 1996. At September 30, 1997, the Company had a Tier 1 risk-based capital ratio of 10.23%, a total risk-based capital ratio of 10.79% and a leverage ratio of 6.85%. At December 31, 1996, the Company had a Tier 1 risk-based capital ratio of 11.1%, a total risk-based capital ratio of 11.53% and a leverage ratio of 6.42%.

The Company issued $40.5 million in 9.125% subordinated debt in March 1997 which was used to pay down short-term borrowings, provide funds for loan originations and as a source of additional capital to support future growth activities. Interest on the subordinated debt is payable semiannually beginning in September 1997, and the debt is redeemable at the option of the Company any time after June 30, 2002 until its maturity date of June 30, 2004.

PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.       Other Information
              ----- -----------

              Change in Directors
              -------------------

              On July 2, 1997, Director Robert F. Belden resigned from the Board due to his equity investment in the Company exceeding limits mandated by federal banking regulators.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits
                    --------

                    Exhibit 10 - Material Contract - Branch Purchase and Assumption Agreement by and between KeyBank National Association and First Federal Savings and Loan Association of Wooster, dated as of May 16, 1997.

                    Exhibit 27 - Financial Data Schedule

              (b)   Reports on Form 8-K
                    -------------------

                    One report on Form 8-K was filed on July 10, 1997. This report discussed the acquisitions of Summit Bancorp and Alliance Corporate Resources, which both closed during the third quarter of 1997.


All other items have been omitted as not required and not applicable under the instructions.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRSTFEDERAL
                                        FINANCIAL SERVICES CORP
                                        -----------------------

                                                   (Registrant)



Date     November 14, 1997          /s/ Gary G. Clark
      -------------------------     --------------------------------
                                    Gary G. Clark
                                    Chairman and
                                    Chief Executive Officer
                                    (Duly Authorized Representative)





Date     November 14, 1997          /s/ James J. Little
      -------------------------     --------------------------------
                                    James J. Little
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)