Form 10-Q/A
period 1997-09-30
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1998-02-02
CIK 846814

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

        Explanatory Note Form 10-Q Amendment as of September 30, 1997:

        FirstFederal Financial Services Corp. previously reported net earnings of $4.2 million or $.71 per common share ($.55 diluted) for the third quarter of 1997 on Form 10-Q which have been restated by amendment to Form 10-Q to $3.2 million or $.52 per common share ($.42 diluted) to reflect Summit Bank N.A. (Summit) acquisition transaction costs of $1 million net of tax. These costs originally were not included in the Company's third quarter 1997 earnings as Summit had accrued for acquisition transaction costs in its second quarter prior to Summit's inclusion in the Company's consolidated earnings.

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

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ------------------                -----------------
                                                                 1997            1996            1997            1996
                                                                 ----            ----            ----            ----

INTEREST INCOME:
Loans and leases                                              $   18,383      $   15,076      $   48,082      $   40,700
Securities available for sale                                      4,932           2,088          10,893           8,353
Securities held to maturity                                        1,221           1,451           3,949           4,303
Other                                                                352             266             974             763
                                                              ----------      ----------      ----------      ----------
   TOTAL INTEREST INCOME                                          24,888          18,881          63,898          54,119
                                                              ----------      ----------      ----------      ----------

INTEREST EXPENSE:
Deposits                                                           9,114           7,412          24,434          21,408
Short-term borrowings                                              2,562           1,740           6,448           3,503
Long-term debt                                                     4,974           3,230          11,975           9,969
                                                              ----------      ----------      ----------      ----------
   TOTAL INTEREST EXPENSE                                         16,650          12,382          42,857          34,880
                                                              ----------      ----------      ----------      ----------

   NET INTEREST INCOME                                             8,238           6,499          21,041          19,239

Provision for credit losses                                          265              90             542             270
                                                              ----------      ----------      ----------      ----------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           7,973           6,409          20,499          18,969
                                                              ----------      ----------      ----------      ----------

NON-INTEREST INCOME:
Manufactured housing income                                        5,057           3,718          12,739           7,732
Mortgage banking income                                            1,886             120           3,366           1,525
Customer service fee income                                          971             576           2,984           1,727
Net securities gains                                                 279              --             353             326
Other                                                                421             468           1,409             438
                                                              ----------      ----------      ----------      ----------
   TOTAL NON-INTEREST INCOME                                       8,614           4,882          20,851          11,748
                                                              ----------      ----------      ----------      ----------

NON-INTEREST  EXPENSE:
Personnel                                                          4,613           2,784          11,301           7,149
Net occupancy expense                                                874             538           2,033           1,455
Outside services, data processing & communications                 1,052             569           2,444           1,708
Professional fees                                                    414             228             927             683
Amortization of goodwill                                             354             339           1,019             761
Non-Recurring Charges                                              1,209           3,341           1,209           3,341
Other                                                              2,844           2,203           6,054           5,117
                                                              ----------      ----------      ----------      ----------
   TOTAL NON-INTEREST EXPENSE                                     11,360          10,002          24,987          20,214
                                                              ----------      ----------      ----------      ----------

Income before income taxes                                         5,227           1,289          16,363          10,503
Provision for income taxes                                         2,021             507           5,896           3,818
                                                              ----------      ----------      ----------      ----------

   NET INCOME                                                 $    3,206      $      782      $   10,467      $    6,685
                                                              ==========      ==========      ==========      ==========
   NET INCOME APPLICABLE TO COMMON STOCK                      $    2,816      $      365      $    9,268      $    5,403
                                                              ==========      ==========      ==========      ==========

   NET INCOME PER COMMON SHARE
       PRIMARY                                                $      .52      $      .08      $     1.88      $     1.22
       DILUTED                                                $      .42      $      .11      $     1.45      $      .98

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
       PRIMARY                                                 5,398,730       4,590,346       4,938,700       4,426,294
       DILUTED                                                 7,608,282       6,951,208       7,212,879       6,875,215



See accompanying notes to consolidated financial statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               --------------------------
                                                                                 1997            1996
                                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  10,467       $   6,685
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                       542             270
   Net gains from sales                                                           (8,064)         (1,415)
   Accretion of discounts, amortization of premiums and depreciation, net          2,460           1,353
   Proceeds from sale of loans held for sale                                     217,978          58,798
   Disbursements for loans held for sale                                        (213,807)        (31,897)
   Other                                                                         (16,470)        (16,477)
                                                                               ---------       ---------
     Net cash provided by operating activities                                    26,046          17,317
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans originated                                                              (336,076)       (396,584)
  Loan principal payments                                                        245,542         143,930
  Proceeds from sales of:
      Securities available for sale                                               43,177          87,779
  Proceeds from maturities of:
      Available for sale securities                                               47,612          47,449
      Held to maturity securities                                                 13,987           7,113
      Net change in repossessed assets                                              (362)            283
  Purchases of:
      Available for sale securities                                             (139,338)        (41,895)
      Held to maturity securities                                                (47,979)         (9,638)
  Net change in other short-term investments                                     (28,546)          6,872
  Net cash received in acquisitions                                              108,239          24,606
 Net change in retained interest                                                       -               -
 Purchase of premises and equipment, net                                          (3,394)         (2,233)
                                                                               ---------       ---------
     Net cash used by investing activities                                       (97,138)       (132,268)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits, excluding acquisitions                                  28,618          37,925
  Proceeds from Federal Home Loan Bank advances                                  214,821         244,000
  Repayments on Federal Home Loan Bank advances                                 (275,913)       (177,748)
  Net proceeds from subordinated debt and other borrowings                       115,593          18,193
  Net decrease in advance payments by borrowers for taxes and insurance           (1,793)         (2,220)
  Repurchase of common and preferred stock                                             -          (2,375)
  Proceeds from common stock transactions                                            256           5,883
  Payment of cash dividends                                                       (2,714)         (2,515)
                                                                               ---------       ---------
     Net cash provided by financing activities                                    78,868         121,143
                                                                               ---------       ---------

  Net increase in cash & due from banks                                            7,776           6,192
  Cash and due from banks at beginning of year                                    26,012          18,621
                                                                               ---------       ---------
  Cash and due from banks at end of period                                     $  33,788       $  24,813
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


                                                  Nine  months ended September 30,
                                            1997                                    1996
                                       ----------------------------------------------------------
                              Income       Shares    Per Share         Income       Shares     Per Share
                            (Numerator) (Denominator)  Amount        (Numerator) (Denominator)   Amount
                            ----------------------------------       ------------------------------------
Basic EPS
Income available to
  common stockholders         $ 9,268      4,796       $1.93            $5,403        4,426       $1.22

Effect of Dilutive Securities
   Stock options                             171        0.04                             62        0.02
Convertible Preferred Stock                2,246        0.44                          2,387        0.22

Diluted EPS
Income available to
  common stockholders           9,268                                    5,403
Convertible Preferred Divid     1,199                                    1,282
                              -------      -----       -----             ------       -----       -----
Net Earnings                  $10,467      7,213       $1.45             $6,685       6,875       $0.98



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


         On July 8, 1997, the Company completed the acquisition of the stock of Summit Bancorp (Summit) which has two subsidiaries, Summit Bank, N.A. and Summit Bank Investments Corp. Under the terms of the agreement, FirstFederal exchanged 2.3375 shares, of its common stock for each of the 234,891 shares of Summit stock. Based on the average of FirstFederal's closing bid and ask price of $40.50 on July 8, 1997, the transaction value was approximately $24.4 million. The merger was accounted for as a pooling of interests. Summit merger transaction costs of $1.2 million ($1 million net of tax) were recorded by the Company in the third quarter ended September 30, 1997. Summit Bancorp's subsidiary, Summit Bank, has two commercial banking offices located in Summit County, Ohio. At June 30, 1997, Summit had total assets of $88.6 million, deposits of $72.8 million, and shareholders equity of $6.0 million.


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

'



                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------


         The Company had net earnings of $3.2 million, or $0.52 per common share, and $10.5 million, or $1.88 per common share, for the three and nine month periods ended September 30, 1997, respectively. This compares favorably to $3.0 million, or $0.55 per common share, and $8.9 million, or $1.71 per common share for the respective three and nine month periods ended September 30, 1996. Excluding non-recurring charges recorded in the third quarter of both years, net earnings for the three month period ended September 30, 1997 were $4.2 million, or $.71 per common share ($.55 fully diluted) compared to $3 million or $.64 per common share ($.42 fully diluted) for 1996. FirstFederal continues to provide value to shareholders by generating higher levels of non-interest income, while controlling operating expenses. Increased earnings year-to-date in 1997 compared to 1996 reflect higher net interest income of $1.8 million, higher manufactured housing income of $5.1 million and higher mortgage banking income of $1.8 million partially offset by an increase in non-interest expense of $4.8 million related to a higher volume of asset originations.

         Return on average assets (ROA) before non-recurring charges for the quarter and nine months ended September 30, 1997, was 1.26% and 1.27% as compared to 1.10% and 1.15%, for the comparable periods of 1996, respectively. Return on average shareholders' equity (ROE) before non-recurring charges for the quarter and nine months ended September 30, 1997 was 17.0% and 16.7% as compared to 14.1% and 14.7%, for the comparable periods in 1996, respectively. The Company's ratio of shareholders' equity to total assets decreased from 7.89% at December 31, 1996 to 7.08% at September 30, 1997. Total assets of the Company grew 32% to $1.43 billion at September 30, 1997, as compared to $1.08 billion at December 31, 1996.


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


       Non-interest expense before non-recurring charges increased $3.5 million to $10.2 million for the quarter ended September 30, 1997 as compared to the third quarter of 1996. The increase is comprised primarily of higher compensation expense generated from the increase in staff associated with the Company's investments in Summit, ACR and additional commercial and manufactured housing loan origination capacity. While the dollar amount of non-interest expense has increased, FirstFederal's efficiency ratio before non-recurring charges remains fairly consistent at 58.14% for the third quarter of 1997 as compared to 56.05% for the same quarter in 1996.



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