Form 10-K405
period 1997-12-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1998-03-30
CIK 846814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [Fee Required]
                   For the Fiscal Year Ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]

         For the transition period from ___________________ to ________________
                         Commission file number 0-17894


                      FIRSTFEDERAL FINANCIAL SERVICES CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     OHIO                                                34-1622711
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

135 EAST LIBERTY STREET, WOOSTER, OHIO                                44691
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:            (330-264-8001)
--------------------------------------------------------------------------------

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Title of each class:                                  Name of each exchange on which registered:
--------------------                                  ------------------------------------------
Common Stock, par value $1.00 per share                       Nasdaq National Market

6 1/2% Cumulative Convertible Preferred
   Stock, Series B, without par value                         Nasdaq National Market

         Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of March 20, 1998, was $183,633,366. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 20, 1998, there were issued and outstanding 6,749,366 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997.

         Part III of Form 10-K - Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders.

Note 1: In calculating the market value of securities held by non-affiliates of Registrant as disclosed on the cover page of this Form 10-K, Registrant has treated as securities held by affiliates as of December 31, 1997, voting stock owned of record by its directors and principal executive officers and shareholders owning greater than 10% of the voting stock.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS





                                                         PART I                                           PAGE
                                                                                                          --------

Item  1.          Business.....................................................................................3

Item  2.          Properties..................................................................................15

Item  3.          Legal Proceedings...........................................................................16

Item  4.          Submission of Matters to a Vote of Security Holders.........................................16

                                                         PART II

Item  5.          Market For Registrant's Common Equity and Related Shareholder Matters............Ex. 13, pg. 1

Item  6.          Selected Financial Data..........................................................Ex. 13, pg. 1

Item  7.          Management's Discussion and Analysis of Financial Condition and Results
                      of Operations...............................................................Ex. 13, pg. 15

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk......................Ex. 13, pg. 20

Item  8.          Financial Statements and Supplementary Data......................................Ex. 13, pg. 2

Item  9.          Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................................17

                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant..........................................17

Item 11.          Executive Compensation......................................................................17

Item 12.          Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . ..17

Item 13.          Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . 17

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . .18

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-------  --------

                                  ORGANIZATION

FirstFederal Financial Services Corp (the "Corporation"), an Ohio corporation, is a bank holding company which has as its primary wholly-owned subsidiaries Signal Bank, N.A., a national bank ("Signal Bank"), Summit Bank, N.A., a national bank ("Summit Bank") and Mobile Consultants, Inc., a broker and servicer of manufactured housing finance contracts ("MCi"). At December 31, 1997, the Corporation had assets of $1.5 billion, deposits of $981.7 million and shareholders' equity of $104.7 million.

Founded in 1905 as an Ohio chartered stock building and loan association, Signal Bank (formerly known as First Federal Savings and Loan Association of Wooster) converted to a federally chartered mutual thrift in 1935, converted from mutual to stock form in 1987, and converted from a savings and loan association to a national bank in July 1997. On September 15, 1997, Signal Bank completed the acquisition of seven branches with approximately $151 million in deposits. Signal Bank serves north central Ohio (its "Market Area") through its home office, 23 full service banking offices, and 3 limited service facilities.

Signal Bank offers a wide range of competitive consumer-oriented lending and deposit products and services throughout its Market Area. Signal Bank has achieved significant growth in recent years through the expansion of its asset origination capabilities and by acquiring branches in its Market Area.

Summit Bank was acquired by the Corporation in July 1997. Summit Bank offers a full complement of banking products and services to small businesses, individuals and professionals in the Akron, Canton and Cleveland, Ohio metropolitan areas. Summit Bank operates 2 full service banking offices.

MCi, a manufactured housing finance company which brokers manufactured home loans to and on behalf of financial institutions, was acquired by the Corporation in April 1996. MCi facilitates the origination of primarily non-mortgage, consumer loan contracts through 3,500 dealers of manufactured homes located in 42 states. MCi also services the collection and recovery of troubled loans on behalf of the financial institutions which originate the loans.

The Corporation has one other wholly-owned subsidiary, Summit Banc Investments Corporation, which offers a full range of investment advisory services, financial planning and portfolio management. Signal Bank has 8 wholly-owned subsidiaries: Signal Mortgage Corp, a mortgage originator; Signal Finance Corp, a multi-purpose finance company; Signal Securitization Corp, an issuer of asset-backed securities; Alliance Corporate Resources ("ACR"), Inc., an information technology equipment leasing and consulting company, HFS Agency, Inc., seller of insurance and annuity products; Home Financial Services Corporation, an investment sales and advisory company; Professional Appraisal Services Corp, a real estate appraisal company; and Venture Mortgage Corp, a mortgage banking joint venture. Summit Bank has one wholly-owned subsidiary, Alpha Equipment Group, Inc., an equipment leasing company.

In February 1998, the Corporation formed Signal Capital Trust One ("Signal Trust"), a Delaware business trust. Signal Trust was formed for the purpose of
(I) issuing and selling $50 million of its 8.67% Capital Securities, Series A (the "Capital Securities") and common securities (the "Common Securities"), (ii) investing the proceeds thereof in the 8.67% Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Corporation (the "FirstFederal Debentures") and (iii) engaging in certain other limited activities. The Capital Securities were issued and sold to investors in a private placement exempt from the Securities Act of 1933 on February 10, 1998. The Corporation is the sole owner of the Common Securities. Distributions on the Capital Securities are guaranteed by the Corporation, are cumulative, began accumulating on February 13, 1998 and are payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. The interest payment schedule of the FirstFederal Debentures is identical to that of the Capital Securities, except that so long as the Corporation is not in default under the indenture governing the FirstFederal Debentures, the Corporation may defer the payment of interest on the FirstFederal Debentures at any time and from time to time for a period not exceeding ten consecutive semi-annual periods (an "Extension Period"). During any Extension Period, the Corporation will be prohibited from taking certain actions, including declaring or paying any dividends or distributions on or redeeming or purchasing any of its capital stock.

When used in this form 10-K and in future filings by the Corporation with the Securities and Exchange Commission (the "SEC"), in the Corporation's press release or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, (I) the possibility that expected cost savings from the planned acquisition of First Shenango (as described below) cannot be fully realized or realized within the expected time frame, (ii) the possibility that costs or difficulties related to the integration of the businesses of the Corporation and First Shenango are greater than expected,
(iii) the possibility that revenues following the proposed acquisition of First Shenango are lower than expected, (iv) changes in economic conditions in the Corporation's market area, (v) changes in policies by regulatory agencies and new legislation, (vi) fluctuations in interest rates, (vii) demand for loans in the Corporation's market area, and (viii) competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed above and other factors could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Corporation does not undertake - and specifically declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                  ACQUISITIONS

On February 9, 1998, the Corporation announced the signing of a definitive agreement for the acquisition of First Shenango Bancorp, Inc. ("First Shenango"). First Shenango's wholly-owned subsidiary, First Federal Savings Bank of New Castle, is expected to become a separate operating subsidiary of the Corporation and operate under its current name and banking charter. Under the terms of the agreement, the Corporation will exchange 1.143 shares of its common stock for each of the 2,069,007 outstanding shares of First Shenango stock and 109,074 outstanding options. Based on the closing price per share of the Corporation's common stock on February 6, 1998 of $41.75, the transaction would be valued at approximately $103.9 million, or $47.72 per share of First Shenango stock. The merger, which will be accounted for as a pooling of interests, is expected to be consummated in the third quarter of 1998, pending approval by First Shenango's and the Corporation's shareholders, regulatory authorities and other customary conditions of closing. The transaction is expected to be a tax-fee reorganization for federal income tax purposes. First Shenango has four banking offices in Lawrence County, Pennsylvania. At December 31, 1997, First Shenango had total assets of $375.0 million, deposits of $275.2 million and shareholders' equity of $47.9 million.

On September 15, 1997, Signal Bank completed the acquisition of seven branches of KeyBank, National Association, which have approximately $151 million in deposits and are located in the cities of Bucyrus, Crestline, Cygnet, Galion, Tiffin, Wayne and Willard in north central and north western Ohio. The purchase price was equal to 12.15% of average deposits measured just prior to closing resulting in approximately $19 million in goodwill.

On July 8, 1997, the Corporation acquired Summit Bancorp, the parent company of Summit Bank through the exchange of 2.3375 common shares of the Corporation's common stock for each of the 234,891 shares of Summit Bancorp stock outstanding. At the time of acquisition, Summit Bank had $89 million in assets and $73 million in deposits and operated two offices in Summit County. The Summit acquisition was accounted for as a pooling-of-interests.

On April 3, 1996, the Corporation acquired MCi. In the transaction, the Company acquired $7.1 million in assets consisting primarily of advances receivable on manufactured home loans and furniture and fixtures. The Corporation also assumed the liabilities of MCi, which consisted mainly of accounts payable to dealers and lines of credit. The purchase price of $10.6 million was comprised of $1 million in cash, $4 million in notes due quarterly during 1997, and 384,232 shares of the Corporation's common stock, valued at $5.6 million. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities of MCi were recorded at their estimated fair value at the date of acquisition. The purchase resulted in a cost in excess of fair value of net assets of $5.6 million, which is being amortized by the straight-line method over a period of no longer than 10 years.


                             STATISTICAL INFORMATION

Pages 5 to 7 contain statistical information on the Corporation and its subsidiaries. Information about the Corporation's business segments is incorporated herein by reference to page 13 of Registrant's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

SECURITIES PORTFOLIO
--------------------

The securities portfolio as of December 31 for each of the last five years, and the maturity distribution and weighted average yield of securities as of December 31, 1997, are incorporated herein by reference from the securities tables on pages 17 and 18 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

As of December 31, 1997, the Corporation owned no securities (other than U.S. Government and U.S. Government agencies and corporations) issued by one issuer for which the book value exceeded ten percent of shareholders' equity.


AVERAGE BALANCE SHEETS
----------------------

The average balance sheets are incorporated herein by reference from Table 1 on pages 15 and 16 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ANALYSIS OF NET INTEREST INCOME AND NET INTEREST INCOME CHANGES
---------------------------------------------------------------

The analysis of net interest income and the analysis of net interest income changes are incorporated herein by reference to Table 1 and Table 2 and the related discussion on pages 15 through 17 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

TYPES OF LOANS AND LEASES
-------------------------

The loans and lease portfolio as of December 31 for each of the last five years, and the percentage distribution by loan type, are incorporated herein by reference from the loan and lease table on page 18 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
----------------------------------------------------------------

The remaining maturities of the loan portfolio distributed to reflect cash flows at December 31, 1997, based on scheduled repayments and the sensitivity of loans to interest rate changes for loans due after one year is shown below. Commercial loans includes commercial real estate, commercial leases and commercial finance contracts. Consumer loans include residential mortgage loans, manufactured housing loans and consumer loans.

----------------------------------------------------------------------------------------------------------------------------
($000's)                                                            Commercial Loans             Real Estate        Consumer
                                                                                          Construction Loans           Loans
----------------------------------------------------------------------------------------------------------------------------
Due in one year or less..................................................   $108,174                  $9,181        $279,854
Due after one year through five years....................................     76,923                    ----         315,017
Due after five years.....................................................     28,983                    ----         188,717
----------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL                $214,080                  $9,181        $783,588
----------------------------------------------------------------------------------------------------------------------------
Loans due after one year:
   Predetermined interest rate...........................................    $95,913                    ----        $432,125
   Floating or adjustable interest rate..................................     $9,993                    ----         $71,609
----------------------------------------------------------------------------------------------------------------------------

LOANS AND LEASES AT RISK
------------------------

The table of underperforming assets and the related discussion states the amount of non-accrual, past-due and renegotiated loans and leases on page 19 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as
Exhibit 13 is incorporated herein by reference. At December 31, 1997, loans with a total principal balance of $7.7 million have been identified by management as potentially nonperforming in the future, compared to $2.4 million at December 31, 1996 and $1.3 million at December 31, 1995. Increases in both years relate primarily to commercial loans. Management works closely with these borrowers in their efforts to resolve potential cash flow problems. Potential problem loans are not included in nonperforming assets since the borrowers currently meet all applicable loan agreement terms.

SUMMARY OF CREDIT LOSS EXPERIENCE
---------------------------------

The table below reflects net charge-offs of loans and leases for each of the last five years.

----------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS ($000'S)                                   1997             1996           1995            1994         1993
----------------------------------------------------------------------------------------------------------------------------
Commercial and industrial loans.....................       $220             ----           ----            ----         ----
Real estate construction loans......................       ----             ----           ----            ----         ----
Commercial real estate loans........................        106             $309           ----          $1,110         $253
Commercial lease financing..........................          4             ----           ----            ----         ----
Residential mortgage loans..........................         12               20             46              56          (1)
Consumer loans......................................        389              109            164             157          184
----------------------------------------------------------------------------------------------------------------------------
                                          TOTAL            $731             $438           $210          $1,323         $436
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percent of average
   loans and leases.................................       0.09%            0.06%          0.04%           0.32%        0.13%
----------------------------------------------------------------------------------------------------------------------------

The table below sets forth the allocation of the allowance for credit losses by loan category at the dates indicated.


                                                                    AT DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                  1997                1996                1995                 1994               1993
-----------------------------------------------------------------------------------------------------------------------------------
                                     % of Loans to        % of Loans to       % of Loans to       % of Loans to       % of Loans to
($000's)                    AMOUNT    Total Loans  Amount  Total Loans  Amount Total Loans  Amount Total Loans  Amount  Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Type of Loan:
Commercial and
   industrial loans.......... $1,216      10.0%     ----       0.7%     ----       ----      ----      ----     ----     ----
Residential mortgage
   loans.....................    707      55.0      $593      79.4%     $616       83.0%     $867      85.5%    $645     83.7%
Commercial real estate.......  1,062       7.8     1,633       2.6     1,702        4.6     1,453       3.8    3,245      5.4
Consumer and other...........  2,553      27.2       690      17.3       676       12.4       884      10.7      622     10.9
-----------------------------------------------------------------------------------------------------------------------------
Total allowance for
   credit losses............. $5,538       100%   $2,916       100%   $2,994        100%   $3,204       100%  $4,512      100%
-----------------------------------------------------------------------------------------------------------------------------

The analysis above is for analytical purposes. The allowance for credit losses is general in nature and is available to absorb losses from any portion of the loan and lease portfolio.

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT AT DECEMBER 31, 1997
---------------------------------------------------------------------

The following table indicates the amount of the Corporation's certificates of deposit by time remaining until maturity as of December 31, 1997.

----------------------------------------------------------------------------------------------------------------------------
($000's)                                                                    All CDS                        CDS over $100,000
----------------------------------------------------------------------------------------------------------------------------
Due within three months................                                    $172,198                                  $70,144
Due in three to six months.................                                 104,299                                   15,002
Due in six to twelve months................                                 103,103                                   41,783
Due after one year through five
   years....................................                                184,680                                   37,420
Due after five years........................                                 46,993                                     ----
----------------------------------------------------------------------------------------------------------------------------
                                    TOTAL                                  $611,273                                 $164,349
----------------------------------------------------------------------------------------------------------------------------


                           REGULATION AND SUPERVISION

GENERAL

The Corporation is a registered bank holding company, subject to broad federal regulation and oversight by the Federal Reserve Bank (FRB). Signal Bank and Summit Bank (the "Banks") are national banks subject to broad federal regulation and oversight extending to all their operations by the Office of the Comptroller of the Currency (OCC) and by the Federal Deposit Insurance Corporation (FDIC). The Banks are also members of the Federal Home Loan Bank (FHLB) of Cincinnati. Signal Bank is a member of the Savings Association Insurance Fund (SAIF) and Summit Bank is a member of the Bank Insurance Fund (BIF) and the deposits of both Banks are insured by the FDIC.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document. See Note 16 of Notes To Consolidated Financial Statements.

FEDERAL REGULATION OF NATIONAL BANKS

The OCC has extensive authority over the operations of national banks. As part of this authority, the Banks are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

The OCC also has extensive enforcement authority over all national banks, including the Banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

The Banks' loans-to-one borrower limit is generally limited to 15% of unimpaired capital and surplus. At December 31, 1997, the maximum amount which the Banks' have lent to any one borrower and the borrower's related entities was approximately $5.2 million, of which $4.3 million and $900,000 was lent by Signal Bank and Summit Bank, respectively. The Banks' five largest lending relationships at December 31, 1997 were performing in accordance with their terms and totaled $22.4 million, in aggregate. The five largest lending relationships were funded with $20.1 million and $2.3 million from Signal Bank and Summit Bank, respectively.

The OCC, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

Signal Bank is a member of the SAIF and Summit Bank is a member of the BIF, both of which are administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against banks after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

In order to equalize the deposit insurance premium schedules for BIF and SAIF insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits pursuant to federal legislation passed on September 30, 1996. Signal Bank's special assessment, which was $3.3 million, was paid in November 1996. Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 1997, for SAIF-insured institutions, the assessment was equal to about
6.50 basis points for each $100 in domestic deposits, while BIF-insured institutions paid an assessment equal to about 1.30 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

NATIONAL BANKS

The Banks are subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMEL rating system for banks. National banks not rated composite 1 under the CAMEL rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common shareholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The OCC has revised its risk-based capital requirements to permit the OCC to require higher levels of capital for an institution in light of its interest rate risk.

PROMPT CORRECTIVE ACTION

The OCC is authorized and, under certain circumstances required, to take certain actions against national banks that fail to meet their capital requirements. The OCC is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OCC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized banks.

Any national banking association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. A national bank that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized banks. In addition, the OCC must appoint a receiver (or conservator with the concurrence of the FDIC) for a national bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized bank is also subject to the general enforcement authority of the OCC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

The Banks' ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the Banks' net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the Banks would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the Banks would be classified as "undercapitalized" under the OCC's regulations. See "Prompt Corrective Action."

ACCOUNTING

The OCC requires that investment activities of a national bank be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with generally accepted accounting principles ("GAAP"). Accordingly, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Banks are in compliance with these requirements.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with the examination of the Banks, to assess the institutions' records of meeting the credit needs of its communities and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Banks. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC.

The federal banking agencies, including the OCC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Banks may be required to devote additional funds for investment and lending in its local community. The last CRA compliance exams ranked Signal Bank as outstanding and Summit Bank as satisfactory.

TRANSACTIONS WITH AFFILIATES

Generally, transactions between a national bank or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of capital of the Banks. Affiliates of the Banks include any Corporation which is under common control with the Banks. Subsidiaries of the Banks are not deemed affiliates. However, the FRB has the discretion to treat subsidiaries of national banks as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons ("Insiders") are also subject to conflict of interest rules enforced by the OCC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, as a general matter, loans to Insiders must be made on terms substantially the same as for loans to unaffiliated individuals.

FEDERAL RESERVE SYSTEM

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). National banks are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require companies to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank. The Banks are also members of the Federal Reserve System.


HOLDING COMPANY REGULATION

GENERAL

The Corporation is a bank holding company, registered with the FRB. Bank holding companies are subject to comprehensive regulation by the FRB under the BHCA, and the regulations of the FRB. As a bank holding company, the Corporation is required to file reports with the FRB and such additional information as the FRB may require, and will be subject to regular examinations by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any corporation which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

INTERSTATE BANKING AND BRANCHING

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of the bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Act.

Additionally, on June 1, 1997, the federal banking agencies were authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Act by adopting a law after the date of enactment of the Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above. The State of Ohio has authorized interstate merger transactions.

The Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

DIVIDENDS

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a corporation experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". See "Capital Requirements -- Prompt Corrective Action."

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any corporation that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

CAPITAL REQUIREMENTS. The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks. See "Regulatory Capital Requirements - National Banks." The Corporation's capital exceeds such requirements.

FEDERAL HOME LOAN BANK SYSTEM

The Banks are members of the FHLB of Cincinnati, one of twelve regional FHLBs that administer the home financing credit function of member institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As members, the Banks are required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1997, the Banks had $19.9 million in FHLB stock, which was in compliance with this requirement. In the past fiscal year, FHLB stock paid dividends to both Banks.

Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Banks' FHLB stock may result in a corresponding reduction in the Banks' capital.

For the year ended December 31, 1997, dividends paid by the FHLB of Cincinnati to the Banks totaled $1.3 million, which constitutes a $269,000 increase over the amount of dividends received in calendar year 1996.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

In addition to the regular income tax, corporations, including the Banks, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, entities, such as the Banks, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

The Corporation files consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

Signal Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1992. Summit Bancorp and its consolidated subsidiary have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Banks) would not result in a deficiency which could have a material adverse effect on the financial condition of the Corporation, the Banks or their consolidated subsidiaries.

OHIO TAXATION

As national banks, the Banks are subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempted assets. The resultant net worth is taxed at a rate of 1.5% for 1997.

Certain subsidiaries in the consolidated group will be subject to Ohio franchise tax based on the greater of the tax on net worth or the tax on net income, subject to various adjustments and varying rates. In addition, the subsidiaries will be subject to state taxes in other states in which they do business. Local taxes on property and income will also be imposed in certain jurisdictions.

For additional information regarding taxation, see Note 8 of the Notes to the Consolidated Financial Statements in the Annual Report.

                                    EMPLOYEES

At December 31, 1997, the Corporation had a total of 635 full-time equivalent
(FTE) employees including 191 part-time employees. None of the Corporation's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
----------------------------------------

The following information as to the business experience during the last five years is supplied with respect to executive officers who do not serve on the Corporation's Board of Directors.

JAMES J. LITTLE. In January 1998, age 35, Mr. Little became President and Chief Operating Officer of the Corporation. Mr. Little served as Executive Vice President and Chief Financial Officer of the Corporation from June 1996 until his appointment as President and Chief Operating Officer and as Executive Vice President from July 1995 to June 1996. Prior to joining the Corporation in July 1995, Mr. Little served as President and Chief Executive Officer of Falls Financial, Inc. from 1993 to 1995 and as Executive Vice President and Chief Financial Officer of Falls Financial, Inc. from 1989 to 1993.

JON W. PARK. Mr. Park, age 36, is Chief Financial Officer of the Corporation. Mr. Park has served as Senior Vice President and Chief Financial Officer of Signal Bank, N.A. since September 1997 and as Vice President and Chief Financial Officer of Summit Bank since December 1995. Mr. Park previously worked for Ernst & Young LLP from 1984 through November 1995. Mr. Park is a certified public accountant.

                                   COMPETITION

The Banks face strong competition, both in originating real estate, commercial and consumer loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, credit unions and savings institutions located in the Banks' market area. Commercial banks, credit unions and savings institutions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan processing fees it charges, and the types of loans it originates. See "-Lending Activities."

The Banks attract deposits through retail banking offices. Therefore, competition for those deposits is principally from retail brokerage offices, commercial banks, credit unions and savings institutions located in the communities in the Banks' Market Areas. The Banks compete for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours.

ITEM 2.  PROPERTIES
-------------------

The Corporation's executive offices and the main office of Signal Bank are located in downtown Wooster, Ohio in a 4-story office building owned by Signal Bank.

At December 31, 1997, the Corporation, through Signal Bank and Summit Bank, operated 28 banking centers in Ohio, of which 20 were owned and 8 were leased. The Specialty Finance Group of the Corporation operated 6 facilities (4 in Ohio, 1 in Indiana and 1 in Virginia) at December 31, 1997, of which 1 was owned and 5 were leased. The properties owned are generally free from mortgages and encumbrances.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In the ordinary course of their respective businesses, the Corporation and its subsidiaries are parties to various legal proceedings. In the opinion of management of the Corporation, after consideration of advice from outside litigation counsel, the ultimate resolution of any legal proceedings outstanding as of December 31, 1997 will not have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the three months ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

The information under the caption "Market Information" in the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information required by this item is incorporated by reference from page 1 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, included as Exhibit 13 to this Report, is herein incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required by this item is incorporated herein by reference from page 20 of the Corporation's 1997 Annual Report to Shareholders attached to this filing as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements and notes thereto contained in the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, included as Exhibit 13 to this Report, are herein incorporated by reference.

The independent auditor's report of Deloitte & Touche LLP dated January 26, 1996 is included as Exhibit 99 to this Report and is herein incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

The information required by Item 304 of Regulation S-K was previously filed as part of the Corporation's Current Report on Form 8-K reporting the event of August 20, 1996 filed on August 27, 1996, as amended on Form 8-K/A filed on September 9, 1996.



                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information concerning Executive Officers of the Corporation is contained under the heading "Executive Officers Who Are Not Directors" on page 15 herein. Information concerning Directors of the Registrant and compliance with the reporting requirements of Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the definitive Proxy Statement for the Annual meeting of Shareholders to be held in 1998, a copy of which will be filed with the SEC in April 1998. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1998, a copy of which will be filed with the SEC in April 1998. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1998, a copy of which will be filed with the SEC in April 1998. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1998, a copy of which will be filed with the SEC in April 1998. Information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph" included in the Proxy Statement pursuant to Items 402(k) and 402(l) of Regulation S-K are specifically not incorporated by reference herein.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)(1) Consolidated Financial Statements:
            ----------------------------------

The following information appears in the portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, included as Exhibit 13 to this Report:

                                                                                                               PAGES IN
                                                                                                              EXHIBIT 13
                                                                                                              -----------
Independent Auditors' Report............................................................................................14

Consolidated Statements of Financial Condition
     December 31, 1997 and 1996..........................................................................................2

Consolidated Statements of Operations
     Years Ended December 31, 1997, 1996 and 1995........................................................................3

Consolidated Statements of Shareholders' Equity
     Years Ended December 31, 1997, 1996 and 1995........................................................................4

Consolidated Statements of Cash Flows
     Years Ended December 31, 1997, 1996 and 1995........................................................................5

Notes to Consolidated Financial Statements............................................................................6-14


     (a)(2) Financial Statement Schedules:
            ------------------------------

Financial statement schedules have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

     (a)(3) Exhibits
            --------

                                                                                                    REFERENCE TO
    REGULATION                                                                                     PRIOR FILING OR
    S-K EXHIBIT                                                                                    EXHIBIT NUMBER
      NUMBER                                 DOCUMENT                                              ATTACHED HERETO
-------------------------------------------------------------------------------------------------------------------

         2              Plan of Acquisition, Reorganization, Arrangement,
                        Liquidation or Succession                                                         *

       3(i)             Articles of Incorporation                                                        **
       3(ii)            By-Laws                                                                          ***
         4              Instruments defining the rights of security holders,                     See also Exhibit 3
                           including debentures                                                         ****
         9              Voting Trust Agreement                                                          None
        10              Material contracts

                        1987 Stock Option and Incentive Plan                                            *****
                        Non-Employee Director Stock Option Plan                                         *****
                        Management Incentive Compensation Plan                                         ******
                        1997 Omnibus Incentive Plan                                                    ******
                        Summit Bancorp 1989 Stock Incentive Plan                                       ******
                        1997 FirstFederal Employee Discount Stock Purchase Plan                        ******
                        Branch acquisition agreement with KeyBank, N.A.
                           dated as of May 16, 1997                                                   *******
                        Employment agreement of G. Clark                                                 **
                        Employment agreement of L.D. Douce                                               **
                        Employment agreement of J. Little                                                **
                        Employment agreement of R. James                                                 **
                        Employment agreement of J. Park                                                  10a
                        Employment agreement of D. Vernon                                                10b
        11              Statement regarding computation of per share earnings                           None
        12              Statement regarding computation of ratios                                   Not required
        13              Annual Report to Security Holders                                                13
        16              Letter regarding change in certifying accountants                           Not required
        18              Letter regarding change in accounting principles                                None
        21              Subsidiaries of the registrant                                                   21
        22              Published report regarding matters submitted to vote of
                        security holders                                                                None

        23              Consents of Experts and Counsel                                             23.1 and 23.2
        25              Power of Attorney                                                           Not required
        27              Financial Data Schedule                                                          27
        99              Additional Exhibits -- report of predecessor independent accountants             99

           *Filed as an exhibit to First Shenango Bancorp's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998.

           **Filed as exhibits to the Corporation's Annual report on Form
10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997 (File No. 0-17594). Such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

           ***Filed as exhibits to the Corporation's Registration Statement on Form S-2 under the Securities Act of 1933, filed with the Securities and Exchange Commission on September 28, 1992 (Registration No. 33- 50664). All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

           ****The Corporation agrees to file with the Securities and Exchange Commission, if requested, a copy of the indenture relating to the Corporation's $40,500,000 of 9.125% Subordinated Notes due March 15, 2004.

           *****Filed as Exhibit 4 to the Corporation's Registration Statement on Form S-8 under the Securities Act of 1933, filed with the Securities and Exchange Commission on May 29, 1992 (Registration No. 33-48246). All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

           ******Filed on Form S-8 with the Securities and Exchange Commission on October 6, 1997 (File No. 0-17894). All of such previously filed document is hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

           *******Filed as Exhibit 10 to the Corporation's quarterly report on Form 10-Q for the nine-month period ended September 30, 1997 filed with the Securities and Exchange Commission (File No. 0-17894). All of such previously filed document is hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

           EXHIBITS ARE AVAILABLE BY WRITTEN REQUEST TO:
                        FIRSTFEDERAL FINANCIAL SERVICES CORP
                        CONNIE S. STROCK
                        VICE PRESIDENT
                        P.O. BOX 385
                        WOOSTER, OH 44691

           (b)          Reports on Form 8-K:
                        --------------------

                        None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP


Date: March 26, 1998                                          By:    /s/ Jon W. Park
------------------------------------------------------------------------------------------------------------------
                                                                     Jon W. Park
                                                                     Chief Financial Officer
                                                                     (Duly Authorized Representative and Principal
                                                                     Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Gary G. Clark                                       By:      /s/ Joseph P. Ciolek
         -------------------------------------                            -------------------------------------
         GARY G. CLARK, Chairman of the Board,                            JOSEPH P. CIOLEK, Director
         Principal Executive Officer and
         Chief Executive Officer                                 Date:    March 26, 1998
                                                                          --------------
Date:    March 26, 1998
         --------------
                                                                 By:      /s/ L. Dwight Douce
                                                                          -------------------------------------
By:      /s/ Steven N. Stein                                              L. DWIGHT DOUCE, Executive Vice
         -------------------------------------                            President, Secretary and Director
         STEVEN N. STEIN, Director
                                                                 Date:    March 26, 1998
Date:    March 26, 1998                                                   --------------
         --------------

                                                                 By:      /s/ Gust B. Geralis
By:      /s/ R. Victor Dix                                                -------------------------------------
         -------------------------------------                            GUST B. GERALIS, Director
         R. VICTOR DIX, Director
                                                                 Date:    March 26, 1998
Date:    March 26, 1998                                                   --------------
         --------------

                                                                 By:      /s/ Richard E. Herald
By:      /s/ David C. Vernon                                              -------------------------------------
         -------------------------------------                            RICHARD E. HERALD, Director
         DAVID C. VERNON, Director
                                                                 Date:    March 26, 1998
Date:    March 26, 1998                                                   --------------
         --------------

                                                                 By:      /s/ Daniel H. Plumly
                                                                          -------------------------------------
                                                                          DANIEL H. PLUMLY, Director

                                                                 Date:    March 26, 1998
                                                                          --------------