Form 10-K/A
period 1997-12-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1998-04-30
CIK 846814

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-K/A

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

                      FIRSTFEDERAL FINANCIAL SERVICES CORP

                         1997 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS


                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant..........................................17

Item 11.          Executive Compensation......................................................................17

Item 12.          Security Ownership of Certain Beneficial Owners and Management..............................17

Item 13.          Certain Relationships and Related Transactions..............................................17

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................18

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Board of Directors of FirstFederal Financial Services Corp ("FirstFederal") as of December 31, 1997.

                                                                                       DIRECTOR       TERM TO
                   NAME                AGE       POSITIONS HELD IN FIRSTFEDERAL        SINCE(1)        EXPIRE
--------------------------------     -------     -------------------------------    ------------  -----------
      R. Victor Dix                     63    Director                                   1971         1998(2)
      Daniel H. Plumly                  44    Director                                   1987         1998(2)
      L. Dwight Douce                   49    Director, Executive Vice President         1989         1998(2)
                                                and Secretary
      David J. Olderman                 62    Director                                   1997         1998(2)
      David C. Vernon                   57    Director                                   1997         1998(2)
      Joseph P. Ciolek                  52    Director                                   1997         1998(2)
      Gary G. Clark                     48    Chairman of the Board and Chief            1983         1999
                                                Executive Officer
      Steven N. Stein                   42    Director                                   1989         1999
      Ronald A. James, Jr.              48    Director                                   1996         1999
      Richard E. Herald                 68    Director                                   1977         2000
      Gust B. Geralis                   41    Director                                   1988         2000

(1) Includes service as a director of Signal Bank, a wholly owned subsidiary of FirstFederal, formerly known as First Federal Savings and Loan Association of Wooster.

(2) Directors Dix, Plumly, Douce and Olderman will each be nominated for a three-year term to expire in 2001 at First Federal's Annual Meeting of Shareholders to be held in June 1998 (the "Annual Meeting"). In addition, at the Annual meeting, Director Vernon will be nominated for a two-year term to expire in 2000 and Director Ciolek will be nominated for a one year term to expire in 1999.

     The business experience of each of FirstFederal's directors for at least the past five years is as follows:

     R. Victor Dix. Mr. Dix is the President and Publisher of THE DAILY RECORD and Chairman and Director of Dix Communications. Mr. Dix has served as a Director of FirstFederal since its formation in 1989 and as a Director of Signal Bank since 1971.

     Daniel H. Plumly. Mr. Plumly has been engaged in the private practice of law with the firm of Critchfield, Critchfield & Johnston, Ltd. since 1978 and has been a principal in the firm since 1981. Mr. Plumly has served as a Director of FirstFederal since its formation in 1989 and as a Director of Signal Bank since 1987.

     L. Dwight Douce. In April 1994, Mr. Douce was named Executive Vice President of FirstFederal. Mr. Douce has served as a Director and Secretary of FirstFederal since its formation in 1989 and served as Treasurer of FirstFederal from 1989 to 1997. In June 1996, Mr. Douce was named President and Chief Operating Officer of Signal Bank. Prior thereto, Mr. Douce served as Executive Vice President of Signal Bank since August 1993, and Chief Financial Officer of Signal Bank since 1983. A Director of Signal Bank since 1989, Mr. Douce has 14 years of experience with Signal Bank.

     David J. Olderman. From 1988 to October 1997, Mr. Olderman served as Chairman and Chief Executive Officer of Carret, an investment company which manages approximately $1 billion in customer assets. Mr. Olderman is no longer involved in the day-to-day affairs of Carret, but will continue to serve as Chairman in an advisory capacity until

October 1998 as part of Carret's transition to new management. Mr. Olderman is a director of Grief Bros., Inc., a manufacturer of paper board products located in Delaware, Ohio.

     David C. Vernon. Mr. Vernon has served as Chairman, President and Chief Executive Officer of Summit Bank since 1991. Summit Bank was acquired by FirstFederal in July 1997.

     Joseph P. Ciolek. Mr. Ciolek has served as President of Alliance Corporate Resources, Inc. ("Alliance") since 1989. Alliance was acquired by Signal Bank in July 1997.

     Gary G. Clark. Mr. Clark succeeded Richard E. Herald as Chairman of the Board of FirstFederal and Signal Bank in April 1994. On August 1, 1993, Mr. Clark succeeded Richard E. Herald as Chief Executive Officer of FirstFederal and Signal Bank. Mr. Clark has served as a Director of FirstFederal since its formation in 1989 and President of FirstFederal from the time of its formation through January 1998. He has also been a Director of Signal Bank since 1983 and President and Chief Operating Officer of Signal Bank from 1989 until reaching his current positions. Mr. Clark has 20 years of experience with Signal Bank.

     Steven N. Stein. Mr. Stein has served as President of the Belvedere Corporation, a real estate company, located in Cincinnati, Ohio, since April 1990 and, since August 1995, as Chairman of Financial Stocks, Inc., the general partner of an investment partnership. Prior thereto he was an attorney with the law firm of Taft, Stettinius & Hollister, also based in Cincinnati. Mr. Stein has served as a Director of FirstFederal and Signal Bank since 1989.

     Ronald A. James, Jr. Since 1980, Mr. James has served as President of MCi, which was acquired by FirstFederal in April 1996.

     Richard E. Herald. Mr. Herald served as Chairman of the Board of FirstFederal and Signal Bank from 1989 until his retirement from such positions in April 1994. Mr. Herald retired from his position as Chief Executive Officer of FirstFederal and Signal Bank in 1993. From 1977 to February 1989, Mr. Herald served as President and Chief Executive Officer of Signal Bank.

     Gust B. Geralis. Mr. Geralis is a certified public accountant and the President of Mighty Associates Inc., an automotive service company located in Medina, Ohio. Mr. Geralis has served as a Director of FirstFederal since its formation in 1989. Mr. Geralis has also served as a Director of Signal Bank since 1988.

     The business experience of the executive officers of FirstFederal who are not also directors of FirstFederal is provided under Item 1 of Part I of this Report and incorporated by reference herein.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires FirstFederal's directors and executive officers, and persons who own more than 10% of a registered class of FirstFederal's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of FirstFederal Common Stock and other equity securities of FirstFederal. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish FirstFederal with copies of all Section 16(a) forms they file.

     To FirstFederal's knowledge, based solely on a review of the copies of such reports furnished to FirstFederal and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure to timely file a Form 3 by Director Olderman. A Form 3 was subsequently filed by Mr. Olderman.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or granted to FirstFederal's Chief Executive Officer and to certain other executive officers of FirstFederal whose salary and bonus for fiscal 1997 exceeded $100,000 (the "FirstFederal Named Executive Officers").


    ==============================================================================================================================
                                            SUMMARY COMPENSATION TABLE
    ------------------------------------------------------------------------------------------------------------------------------

                            ANNUAL COMPENSATION                                  LONG-TERM COMPENSATION
    -------------------------------------------------------------------------------------------------------------
                                                                                   AWARDS             PAYOUTS
                                                                         ----------------------------------------
                                                                         RESTRICTED    SECURITIES
                                                                            STOCK      UNDERLYING       LTIP        ALL OTHER
                                                    SALARY      BONUS     AWARD(S)      OPTIONS       PAYOUTS      COMPENSATION
    NAME AND PRINCIPAL POSITION          YEAR         ($)        ($)         ($)         (#)(1)         ($)           ($)(2)
    ------------------------------------------------------------------------------------------------------------------------------
    Gary G. Clark                        1997        $208,000    $65,000     ---        10,000          ---           22,108
    Chairman and Chief Executive         1996         195,000     80,000     ---        10,000          ---            5,802
      Officer                            1995         180,000     67,500     ---        11,000          ---            5,786
    ------------------------------------------------------------------------------------------------------------------------------
    L. Dwight Douce                      1997        $158,000    $25,000     ---         8,000          ---           17,056
    Executive Vice President and         1996         135,000     45,000     ---         7,500          ---            5,600
      Secretary                          1995         115,000     34,500     ---         6,600          ---            4,718
    ------------------------------------------------------------------------------------------------------------------------------
    James J. Little(3)                   1997        $138,000    $67,500     ---        18,000          ---           12,053
    President and Chief Operating        1996         103,500    100,500     ---         5,000          ---            2,942
      Officer                            1995          33,500        ---     ---         2,750          ---               37
    ==============================================================================================================================

-----------------------
(1) Options granted prior to 1997 have been adjusted for the 25% common stock dividend paid on May 22, 1997 and the 10% common stock dividends paid on May 22, 1996 and May 22, 1995 (the "Stock Dividends").

(2) Represents contributions under Signal Bank's 401(k) Savings and Investment Plan (the "Signal Bank 401(k) Plan") and life insurance premiums paid by Signal Bank on behalf of each of Messrs. Clark, Douce and Little, as follows: 1997: 401(k) - $21,530, $16,695 and $11,941; life insurance premiums - $578, $361 and $112; 1996: 401(k)- $4,500, $4,514 and $2,585;
     life insurance premiums - $1,302, $1,086 and $359; and 1995: 401(k) -
     $4,916, $3,848 and $0; life insurance premiums - $870, $870 and $37.

(3) Mr. Little became an officer of FirstFederal in July 1995. He became President and Chief Operating Officer in January 1998 after serving as Executive Vice President and Chief Financial Officer.

     The following table sets forth certain information concerning stock options granted to the FirstFederal Named Executive Officers in 1997. No stock appreciation rights were granted to the FirstFederal Named Executive Officers during 1997.



=============================================================================================================================
                                         OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                   ANNUAL RATES OF STOCK
                                                                                                     PRICE APPRECIATION
                                       INDIVIDUAL GRANTS                                              FOR OPTION TERM
-----------------------------------------------------------------------------------------------------------------------------
                                           NUMBER OF     % OF TOTAL
                                           SECURITIES      OPTIONS
                                           UNDERLYING    GRANTED TO     EXERCISE
                                            OPTIONS       EMPLOYEES      OR BASE
                                            GRANTED       IN FISCAL       PRICE     EXPIRATION
                  NAME                       (#)(1)         YEAR         ($/SH)        DATE        5% ($)        10% ($)
-----------------------------------------------------------------------------------------------------------------------------
Gary G. Clark                               10,000          5.87%       $37.50       06/17/07      $235,800      $ 597,700
-----------------------------------------------------------------------------------------------------------------------------
L. Dwight Douce                              8,000          4.70         37.50       06/17/07       188,640        478,160
-----------------------------------------------------------------------------------------------------------------------------
James J. Little                             18,000         10.57         37.50       06/17/07       424,440      1,075,860

=============================================================================================================================

-----------------------------
(1) Options become exercisable in full on June 17, 2000, except with respect to the option granted to Mr. Little, which will become exercisable with respect to 8,000 shares on June 17, 2000 and 10,000 shares on June 17, 2002.

     The following table sets forth certain information concerning the number and value of stock options at December 31, 1997 held by the FirstFederal Named Executive Officers, with adjustments for those options awarded prior to the Stock Dividends.

===========================================================================================================================

                                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                        AND FY-END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      VALUE OF
                                                                       NUMBER OF                     UNEXERCISED
                                                                      UNEXERCISED                   IN-THE-MONEY
                                                                      OPTIONS AT                     OPTIONS AT
                                                                      FY-END (#)                    FY-END ($)(2)
                                                             --------------------------------------------------------------
                       SHARES ACQUIRED     VALUE REALIZED
        NAME           ON EXERCISE (#)         ($)(1)         EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
Gary G. Clark                3,182            $107,329         41,146         36,250       $1,482,081         $734,962
---------------------------------------------------------------------------------------------------------------------------
L. Dwight Douce                ---                 ---         23,458         25,622          830,008          494,023
---------------------------------------------------------------------------------------------------------------------------
James J. Little                ---                 ---            ---         27,687              ---          351,351

===========================================================================================================================

-----------------------------
(1) Represents the difference between the fair market value of the shares of FirstFederal Common Stock acquired upon exercise (based upon the closing price per share on the Nasdaq Stock Market on the date of exercise) and the aggregate exercise price of each option.

(2) Represents the difference between the fair market of the shares of FirstFederal Common Stock underlying the options on December 31, 1997 (based upon the closing price per share on the Nasdaq Stock Market on December 31, 1997) and the aggregate exercise price of each option.

     EMPLOYMENT AGREEMENTS. Signal Bank has entered into employment agreements with Messrs. Clark, Douce and Little. The employment agreements provide for an annual base salary in an amount not less than each individual's respective current salary and provide for a salary review by the Signal Bank Board not less often than annually. The agreements also provide for termination upon the employee's death, for cause or in certain other events specified in the agreements. The employment agreements are also terminable by the employee upon 90 days written notice to Signal Bank.

     The employment agreements provide for payment (in lieu of salary) to Messrs. Clark, Douce and Little of an amount equal to 299% of their five year average base compensation, respectively, in the event there is a "change in control" of Signal Bank where employment terminates in connection with such change in control or within 12 months thereafter. If the employment of Messrs. Clark, Douce and Little had been terminated as of December 31, 1997 under circumstances entitling them to severance pay as described above, they would have been entitled to receive lump sum cash payments of approximately $682,000, $440,000 and $612,000, respectively.

DIRECTOR COMPENSATION

     Non-employee directors of FirstFederal receive a monthly retainer of $200, except for Director David J. Olderman, who has declined to accept such compensation; directors of FirstFederal who are also employees receive no compensation for their service as directors of FirstFederal. On April 29, 1997, each non-employee director of FirstFederal was granted an immediately exercisable option to purchase 1,000 shares of FirstFederal Common Stock, adjusted to 1,250 shares for the 25% stock dividend paid on May 22, 1997, at a split-adjusted exercise price of $29.80 per share. Each non-employee director of Signal Bank receives a monthly retainer of $850 and a fee of $500 for each meeting of the Board of Directors of Signal Bank (the "Signal Bank Board") attended. Directors Dix, Geralis, Herald, Plumly and Stein receive such compensation for their services as members of the Signal Bank Board.

     The FirstFederal Board has standing Mergers and Acquisitions, Stock Option and Compensation and Benefits Committees. The Signal Bank Board also has a Compensation and Benefits Committee, the members of which are the same as those of the FirstFederal Board's Compensation and Benefits Committee and which generally meets jointly with such committee, and an Audit and Compliance Committee. These committees, and the compensation of their members, are described below.

     Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee is responsible for advising the FirstFederal Board as to merger and acquisition opportunities. The present members of this Committee are Directors Gary G. Clark, Chairman, Daniel H. Plumly, Steven N. Stein, David C. Vernon and L. Dwight Douce. Non-employee members are compensated at the rate of $300 for each meeting attended. This Committee met five times in 1997.

     Stock Option Committee. The Stock Option Committee is responsible for administering the Company's 1997 Omnibus Incentive Plan and 1994 Non-Employee Director Stock Option Plan. The members of this Committee are Directors Steven
N. Stein (Chairman) and Gust B. Geralis. Chairman Stein received $400 and Mr. Geralis received $300 for each meeting attended during 1997. This Committee met five times during 1997.

     Compensation and Benefits Committees. The FirstFederal and Signal Bank Boards' Compensation and Benefits Committees are charged with reviewing and maintaining various items related to compensation, and other types of benefits such as health and medical insurance, life insurance, long-term disability insurance, and such other benefits that may from time to time be authorized by the FirstFederal and Signal Bank Boards, respectively. Directors Steven N. Stein (Chairman), Gust B. Geralis and Daniel H. Plumly, each an outside director, are the present members of the Compensation and Benefits Committees of the FirstFederal and Signal Bank Boards. Members are compensated at the rate of $300 for the Chairman and $400 for each other member for attendance at committee meetings. The Compensation and Benefits Committee of the FirstFederal Board met three times during fiscal 1997 and the Compensation and Benefits Committee of the Signal Bank Board met four times during fiscal 1997.

     Audit and Compliance Committee. The Audit and Compliance Committee of the Signal Bank Board is responsible for monthly review of reports developed by the internal audit department and compliance department and for follow-up to determine that adequate action is taken to ensure correction of any problems that have been identified. Other responsibilities of this Committee are to recommend annually to the FirstFederal Board the engagement of an independent auditing firm, to review the scope and results of the audit with the independent auditors and to meet with internal and independent auditors as appropriate. Monthly reports are made to the full Signal Bank Board by this Committee. Current Committee members are Directors Gust B. Geralis (Chairman), Richard E. Herald, R. Victor Dix and Daniel H. Plumly. Committee members are compensated at the rate of $300 per meeting attended, except for the Chairman, who receives $400 per meeting attended. The Audit and Compliance Committee met ten times during 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Director Daniel H. Plumly, a member of the FirstFederal and Signal Bank Boards' Compensation and Benefits Committees is a principal in the law firm of Critchfield, Critchfield & Johnston, Ltd., Wooster, Ohio ("Critchfield"). Critchfield has provided legal services to Signal Bank for many years and to FirstFederal since its incorporation in 1989. During 1997, compensation paid to Critchfield for legal services totaled $900,448, as follows: FirstFederal - $92,345; Signal Bank - $183,457; Signal Securitization Corp. (a subsidiary of FirstFederal) - $265,150; Summit Bank - $16,115; MCi - $179,717; Alliance, a subsidiary of Signal Bank; - $64,429; Signal Finance Co., a subsidiary of Signal Bank, $10,288; all other subsidiaries of Signal Bank - $565; borrowers of Signal Bank and the sellers of real estate in connection with the closing of real estate loans made by Signal Bank - $88,382.

     Mr. Plumly is also a partner in Heartland Title Agency. During 1997, Heartland Title Agency received $25,726 from borrowers of Signal Bank and the sellers of real estate for escrow services, premiums for title insurance, title search fees and other matters relating to closing real estate loans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of December 31, 1997, there were 6,725,535 shares of FirstFederal Common Stock issued and outstanding.

     The following table sets forth, as of December 31, 1997, certain information as to (i) those persons who were known by management to be beneficial owners of more than 5% of the outstanding shares of FirstFederal Common Stock and (ii) the shares of FirstFederal Common Stock beneficially owned by the directors, nominees and executive officers of FirstFederal as a group.

                                                                  SHARES                     PERCENT
        NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIALLY OWNED              OF CLASS
-------------------------------------------------     -----------------------------     ---------------
The Belden Brick Company, Robert F. Belden, Richard
F. Belden, Sr. and Joseph G. Belden, Sr.
700 Tuscarawas Street
Canton, Ohio  44702..................................           808,502(1)(5)(7)              11.84%

Carret and Company, Inc.
560 Lexington Avenue
New York, New York  10022.............................          562,100(2)                     8.36

Steven N. Stein
2211 Grandin Road
Cincinnati, Ohio  45208...............................          421,577(4)(5)(7)               6.22

Ronald A. James, Jr.
3735 South Duck Creek Road
North Jackson, Ohio  44451.............................         387,357(3)(7)                  5.76

Directors, and executive officers as a group (13
persons)..............................................        1,108,419(6)                    16.03%

------------------
(1) As reported by The Belden Brick Company ("Belden Brick"), Robert F. Belden, Richard F. Belden, Sr. and Joseph G. Belden, Sr. Belden Brick reported sole voting and investment power as to 779,076 of the total of 808,502 shares covered by the report and did not report shared voting or investment power as to any shares. Robert F. Belden reported shared voting and investment power as to 779,076 of such total number of shares and sole voting and investment power as to 17,004 shares. Richard F. Belden, Sr. reported shared voting and investment power as to 779,676 of such total number of shares and sole voting and investment power as to 10,310 shares. Joseph G. Belden, Sr. reported shared voting and investment power as to 779,076 of such total number of shares and sole voting and investment power as to 2,112 shares. Of the total 808,502 shares, 100,872 represent shares of FirstFederal Common Stock issuable upon conversion of shares of FirstFederal's 6 1/2% Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"). Robert F., Richard F. and Joseph G. Belden disclaimed beneficial ownership of the 779,076 shares of FirstFederal Common Stock owned by Belden Brick. Richard F. Belden, Sr.
     disclaimed beneficial ownership of the 10,310 shares owned by his wife.

(2) As reported by Carret and Company, Inc. ("Carret"). Carret reported sole voting and investment power as to 82,292 and shared investment but no voting power as to 179,808 of the total of 562,100 shares covered by Carret's reports. Of such total, 56,985 represent shares of FirstFederal Common Stock issuable upon conversion of 35,400 shares of FirstFederal's Series B Preferred Stock. Carret disclaimed beneficial ownership as to 479,808 shares.

(3) As reported by Ronald A. James, Jr. Except as provided in footnote (7), Mr. James reported sole voting and investment power as to all of such shares.

(4) As reported by Steven N. Stein. Mr. Stein reported sole voting and investment power as to 322,881 (except as provided in footnote (7)) and shared voting and investment power as to 98,696 of the total of 322,881 shares covered by the report. Of such total, 39,810 represent shares of FirstFederal Common Stock issuable upon conversion of shares of FirstFederal's Series B Preferred Stock.

(5) Includes shares held directly, as well as 8,862 shares which are subject to options currently exercisable.

(6) Includes shares held directly, as well as shares which are subject to currently exercisable options, shares issuable upon conversion of shares of Series B Preferred Stock, shares which are held in retirement accounts or by certain members of the named individuals' families, and shares of restricted stock over which shares the respective directors and officers may be deemed to have sole or shared voting or investment power.

(7) Amounts for Messrs. James and Stein include 2,500 shares of restricted stock awarded to each individual over which such individuals have sole voting and no investment power.


     The following table sets forth certain information regarding the beneficial ownership of FirstFederal Common Stock by FirstFederal's directors and Named Executive Officers. The following directors and officers beneficially owned more than 1% of the shares of FirstFederal Common Stock outstanding as of December 31, 1997, as follows: Mr. Stein 6.22%, Mr. James 5.76%, Mr. Herald 1.0% and Mr. Clark 1.0%. No other director or officer beneficially owned more than 1% of the shares of FirstFederal Common Stock outstanding as of December 31, 1997.

                                                                                   SHARES OF
                                                                                  FIRSTFEDERAL
                                     POSITIONS HELD IN FIRSTFEDERAL               COMMON STOCK
            NAME                                                              BENEFICIALLY OWNED(1)
----------------------------------------------------------------------------------------------------
R. Victor Dix                  Director                                         15,117(2)(3)
Daniel H. Plumly               Director                                         18,811(2)(3)(4)
L. Dwight Douce                Director, Executive Vice President               41,316(5)
                                 and Secretary
David J. Olderman              Director                                         17,016
David C. Vernon                Director                                         46,710(6)
James J. Little                President and Chief Operating                     8,053(7)
                                 Officer
Joseph P. Ciolek               Director                                          1,241
Richard E. Herald              Director                                         61,002(3)(8)
Gust B. Geralis                Director                                         18,035(3)
Gary G. Clark                  Chairman of the Board and Chief                  65,508(5)
                                 Executive Officer
Steven N. Stein                Director                                        421,577(2)(3)(9)
Ronald A. James, Jr.           Director                                        387,357(9)


-----------------------------
(1) Includes shares held directly, as well as shares which are held in retirement accounts or by certain members of the named individuals' families, over which shares the respective directors may be deemed to have sole or shared voting or investment power, including shares of restricted stock over which the respective directors have sole voting but no investment power.

(2) Includes with respect to Messrs. Dix, Plumly and Stein, 168, 672 and 39,810 shares of FirstFederal Common Stock, respectively, issuable upon conversion of shares of FirstFederal's Series B Preferred Stock.

(3) Includes 8,862 shares of FirstFederal Common Stock each with respect to Messrs. Dix, Plumly, Herald, Geralis and Stein, subject to presently exercisable stock options and 2,500 shares of restricted stock awarded to each of the aforementioned directors over which such directors have sole voting but no investment power.

(4) Excludes 812 shares held in the Individual Retirement Account of Mr. Plumly's wife, as to which Mr. Plumly disclaims beneficial ownership.

(5) Includes with respect to Messrs. Clark and Douce, 41,146 and 23,458 shares of FirstFederal Common Stock, respectively, subject to presently exercisable stock options and 10,000 and 7,500 shares of restricted stock, respectively, over which Mr. Clark and Mr. Douce have sole voting but no investment power.

(6) Includes 35,855 shares of FirstFederal Common Stock subject to currently exercisable options. Excludes 292 shares held by Mr. Vernon's wife and 92 shares held in a UGMA account of which Mr. Vernon is custodian, of which Mr. Vernon disclaims beneficial ownership.

(7) Includes 5,000 shares of restricted stock awarded to Mr. Little over which Mr. Little has sole voting but no investment power.

(8) Does not include 7,027 shares of FirstFederal Common Stock beneficially owned by Wayne Mutual Insurance Co., of which Mr. Herald is a director, as to which shares Mr. Herald disclaims beneficial ownership.

(9) Includes 2,500 shares of restricted stock awarded to each of Messrs. Stein and James, over which such directors have sole voting but no investment power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to FirstFederal's policies, all transactions with senior policy-making officers and directors must be on terms and conditions comparable to those for similar transactions with non-affiliates. In addition, all loans and other transactions between FirstFederal and such officers and directors will be subject to approval by a majority of the FirstFederal Board, including a majority of its disinterested directors. Signal Bank and Summit Bank continue to follow a policy of granting to employees loans for the financing and improvement of their personal residences as well as consumer loans on substantially the same terms and collateral, except for interest rates and waiver of certain fees, as those of comparable transactions prevailing at the time.

     On December 31, 1997, Director Ronald A. James, Jr., owner of Hudson Mobile Insurance Agency and Indy Mobile Insurance Agency, entered into an agreement with Signal Bank for the sale of such agencies for approximately $1.1 million in cash.

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

     (a)(3) Exhibits
            --------

                                                                                                    REFERENCE TO
    REGULATION                                                                                     PRIOR FILING OR
    S-K EXHIBIT                                                                                    EXHIBIT NUMBER
      NUMBER                                 DOCUMENT                                              ATTACHED HERETO
-------------------------------------------------------------------------------------------------------------------

         2+             Plan of Acquisition, Reorganization, Arrangement,
                        Liquidation or Succession                                                         *

       3(i)+            Articles of Incorporation                                                        **
       3(ii)+           By-Laws                                                                          ***
         4+             Instruments defining the rights of security holders,                     See also Exhibit 3
                           including debentures                                                         ****
         9+             Voting Trust Agreement                                                          None
        10+             Material contracts

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
                           dated as of May 16, 1997                                                   *******
                        Employment agreement of G. Clark                                                 **
                        Employment agreement of L.D. Douce                                               **
                        Employment agreement of J. Little                                                **
                        Employment agreement of R. James                                                 **
                        Employment agreement of J. Park                                                  10a
                        Employment agreement of D. Vernon                                                10b
        11+             Statement regarding computation of per share earnings                           None
        12+             Statement regarding computation of ratios                                   Not required
        13              Annual Report to Security Holders                                                13
        16+             Letter regarding change in certifying accountants                           Not required
        18+             Letter regarding change in accounting principles                                None
        21+             Subsidiaries of the registrant                                                   21
        22+             Published report regarding matters submitted to vote of
                        security holders                                                                None

        23+             Consents of Experts and Counsel                                             23.1 and 23.2
        25+             Power of Attorney                                                           Not required
        27+             Financial Data Schedule                                                          27
        99+             Additional Exhibits -- report of predecessor independent accountants             99

+ Previously Filed

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

           EXHIBITS ARE AVAILABLE BY WRITTEN REQUEST TO:
                        FIRSTFEDERAL FINANCIAL SERVICES CORP
                        CONNIE S. STROCK
                        VICE PRESIDENT
                        P.O. BOX 385
                        WOOSTER, OH 44691

           (b)          Reports on Form 8-K:
                        --------------------

                        None

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    FIRSTFEDERAL FINANCIAL SERVICES CORP


Date: April 30, 1998                             By: /s/ Jon W. Park
--------------------                                 --------------------------
                                                     Jon W. Park
                                                     Chief Financial Officer