Form 10-Q
period 1998-03-31
FIRST FEDERAL FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 846814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO __________________

         COMMISSION FILE NUMBER 0-17894

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
             (Exact name of registrant as specified in its charter)

                 OHIO                                            34-1622711
     (State or other jurisdiction                              (IRS Employer
   of incorporation or organization)                         Identification No.)

 135 EAST LIBERTY STREET, WOOSTER, OHIO                             44691
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                            8,446,085
         (Class)                          (Shares Outstanding at April 30, 1998)

                        THIS FORM 10-Q CONTAINS 15 PAGES.
                               (NO EXHIBIT INDEX)

                      FIRSTFEDERAL FINANCIAL SERVICES CORP

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

         Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997                                                                         3

         Consolidated Statements of Income for the Three Months
         Ended March 31, 1998 and 1997                                                             4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1998 and 1997                                                                   5

         Notes to Consolidated Financial Statements                                              6-9

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                 10-13

PART II.          OTHER INFORMATION

         Signatures                                                                               15

         Exhibit 27 Financial Data Schedule

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS ($000'S)
                                  (unaudited)


                                                                                          MARCH 31          December 31
                                                                                            1998               1997
                                                                                         -----------        -----------
ASSETS:
Cash and due from banks                                                                     $28,046           $32,323
Securities available for sale(a)                                                            295,147           253,809
Securities held to maturity(b)                                                               65,711            70,959
Other short term investments                                                                 38,798            19,216
Loans held for sale                                                                          97,628            86,955
Loans and leases:
      Residential mortgage loans                                                            477,580           506,113
      Commercial loans                                                                       44,113            45,293
      Commercial mortgage loans                                                              82,450            72,001
      Commercial lease financing                                                             45,870            41,909
      Finance contracts                                                                       7,900             4,585
      Manufactured housing loans                                                            109,928           110,827
      Consumer loans                                                                        142,326           139,166
      Allowance for credit losses                                                            (4,562)           (5,538)
                                                                                           --------          --------
      Net loans and leases                                                                  905,605           914,356
Premises and equipment, net                                                                  16,867            15,942
Intangible assets                                                                            30,450            32,062
Other assets                                                                                 41,467            31,793
                                                                                           --------          --------
TOTAL ASSETS                                                                             $1,519,719        $1,457,415
                                                                                         ==========        ==========

LIABILITIES:

Deposits:
      Non-interest bearing demand                                                           $51,494           $47,574
      Interest bearing                                                                      947,152           934,101
                                                                                          ---------          --------
      Total deposits                                                                        998,646           981,675
Short term borrowings                                                                        93,862            98,032
Long term borrowings                                                                        243,569           249,211
Company obligated mandatorily redeemable
      preferred securities                                                                   50,000             --
Other liabilities                                                                            25,580            23,762
                                                                                          ---------          --------
TOTAL LIABILITIES                                                                        $1,411,657        $1,352,680

SHAREHOLDERS' EQUITY:

      Preferred stock(C)                                                                      9,917             9,917
      Common stock(d)                                                                         8,440             8,407
      Additional paid-in capital                                                             43,313            43,247
      Retained earnings                                                                      48,387            45,249
      Treasury stock, at cost                                                                (1,555)           (1,751)
      Accumulated other comprehensive income                                                   (440)             (334)
                                                                                          ---------          --------
TOTAL SHAREHOLDERS' EQUITY                                                                  108,062           104,735
                                                                                          ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $1,519,719        $1,457,415
                                                                                         ==========        ==========

(a) Amortized cost of $295,551 as of March 31, 1998 and $254,345 as of December 31, 1997.
(b) Market value of $65,817 as of March 31, 1998 and $71,059 as of December 31, 1997.
(c)Preferred stock, no par value; authorized 1,500,000 shares; Series B 428,842 and 429,892 issued and outstanding, respectively.
(d)Common stock, $1.00 par value; authorized 25,000,000 shares; 8,439,963 (net of 396,431 treasury shares), 8,406,919 (net of 429,475 treasury shares), respectively.


See accompanying notes to Consolidated Financial Statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


FOR THE THREE MONTHS ENDED MARCH 31:
($000's except per share data)                                                                 1998                 1997
                                                                                   ----------------      ---------------
INTEREST INCOME:
 Loans and leases                                                                           $21,209              $14,544
 Securities available for sale                                                                4,280                2,497
 Securities held to maturity                                                                  1,163                1,246
 Other                                                                                          572                  411
                                                                                   ----------------      ---------------
Total interest income                                                                        27,224               18,698
INTEREST EXPENSE:
Deposits                                                                                     11,414                7,662
Short-term borrowings                                                                         1,460                  941
Long-term debt and mandatorily redeemable
     preferred securities                                                                     4,834                3,701
                                                                                   ----------------      ---------------
Total interest expense                                                                       17,708               12,304
                                                                                   ----------------      ---------------
NET INTEREST INCOME                                                                           9,516                6,394
Provision for credit losses                                                                     462                  107
                                                                                   ----------------      ---------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                         9,054                6,287
NON-INTEREST INCOME
Manufactured housing income                                                                   3,674                4,317
Mortgage banking income                                                                       1,979                  763
Customer service fee income                                                                   1,695                  843
Net securities gains                                                                             20                    0
Other                                                                                         1,359                  108
                                                                                   ----------------      ---------------
Total non-interest income                                                                     8,727                6,031
NON-INTEREST EXPENSE:
Personnel                                                                                     5,186                3,335
Net occupancy expense                                                                         1,134                  573
Outside services, data processing and communications                                          1,666                1,644
Professional fees                                                                               596                  309
Amortization of intangibles                                                                     646                  351
Other                                                                                         2,388                  456
                                                                                   ----------------      ---------------
Total non-interest expense                                                                   11,616                6,668
                                                                                   ----------------      ---------------
INCOME BEFORE INCOME TAXES                                                                    6,165                5,650
Provision for income taxes                                                                    2,106                2,085
                                                                                   ----------------      ---------------
NET INCOME                                                                                   $4,059               $3,565
                                                                                   ================      ===============
Net income applicable to common stock                                                        $3,885               $3,158

NET INCOME PER COMMON SHARE:
     Basic                                                                                    $0.46                $0.55
     Diluted                                                                                  $0.42                $0.41
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                                                8,428,399            5,713,176
     Diluted                                                                              9,561,826            8,667,338


See accompanying notes to Consolidated Financial Statements

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


For the Three Months Ended March 31: ($000's)                                                        1998               1997
                                                                                     --------------------     --------------
OPERATING ACTIVITIES:
Net income                                                                                         $4,059             $3,565
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
     Provision for credit losses                                                                      462                107
     Depreciation, amortization and accretion                                                       2,259                716
     Net securities (gains)                                                                          (20)                 --
     Net gain on sales of loans                                                                   (2,987)            (2,716)
     Proceeds from sales of loans held for sale                                                   143,392             74,646
     Origination of loans held for sale                                                         (151,078)           (40,929)
     (Increase) in other assets                                                                  (11,661)           (11,286)
     Increase in other liabilities                                                                  1,712              3,927
                                                                                     --------------------     --------------
NET CASH (USED BY) PROVIDED BY OPERATING ACTIVITIES                                              (13,862)             28,030

INVESTING ACTIVITIES:
Proceeds from calls, paydowns and maturities of
securities available for sale                                                                      71,940             36,024
Purchases of securities available for sale                                                      (110,873)           (39,332)
Proceeds from maturities of securities held to maturity                                             5,248              3,070
(Increase) decrease in other short-term investments                                              (19,582)                 48
(Increase) decrease in loans and leases                                                             8,289           (25,688)
Purchases of premises and equipment, net                                                          (1,970)              (539)


                                                                                     --------------------     --------------
NET CASH USED BY INVESTING ACTIVITIES                                                            (46,948)           (26,417)

FINANCING ACTIVITIES:
Increase (decrease) in core deposits                                                               16,971            (9,238)
Net change in short-term borrowings                                                               (4,170)           (26,539)
Net change in long-term borrowings                                                                (5,642)            36,730
Proceeds from issuance of mandatorily redeemable
   preferred securities                                                                            50,000                 --
Cash dividends paid                                                                                 (921)              (851)
Stock issued for options exercised and employee stock
   purchase plan                                                                                      295                165


                                                                                     --------------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          56,533                267
                                                                                     --------------------     --------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                                    (4,277)              1,880
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                                       32,323             26,012
                                                                                     --------------------     --------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                          $28,046            $27,892
                                                                                     ====================     ==============


See accompanying notes to Consolidated Financial Statements.

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(1)      BASIS OF PRESENTATION

         The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1997 Annual Report on Form 10-K of FirstFederal Financial Services Corp ("FirstFederal" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of FirstFederal and its subsidiaries. All significant intercompany transactions have been eliminated.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition of FirstFederal as of March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Certain financial statement reclassifications have been made for 1997 to conform to classifications used in 1998.

(2)      EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The assumed conversion of convertible preferred stock and the exercise of stock options is included in the calculation of diluted earnings per share.

     SFAS No. 128, "Earnings Per Share," was adopted for 1997 with all prior-period earnings per share data restated. The statement requires dual presentation of basic earnings per share and diluted earnings per share on the Consolidated Statements of Income. A reconciliation of Basic Earnings Per Share to Diluted Earnings Per Share for the three months ended March 31 is as follows:

                                                                THREE MONTHS ENDED MARCH 31
                                                                ---------------------------
                                                     1998                                           1997
                                                     ----                                           ----
                               ---------------------------------------------------------------------------------------------
(000's)                                                            Per Share                                     Per Share
except per share data               Income          Shares          Amount        Income           Shares         Amount
---------------------               ------          ------          ------        ------           ------         ------
BASIC EPS
Net income available to
    common shareholders             $3,885            8,428          $0.46         $3,158           5,713          $0.55
EFFECT OF DILUTIVE
   SECURITIES
Stock options                                           231           0.01                             99           0.01
Convertible Preferred
   Stock                               174              903           0.03            407           2,855           0.13
                               --------------------------------- ---------------------------- ------------------------------

DILUTED EPS
Net income available to
   common shareholders
   plus assumed
   conversions                      $4,059            9,562          $0.42         $3,565           8,667          $0.41
----------------------------------------------------------------------------------------------------------------------------

(3)      STOCK SPLIT AND DIVIDENDS ON COMMON AND PREFERRED STOCK

         On April 23, 1998, the Board of Directors declared a five-for-four stock split, effecting a 25% stock dividend to shareholders of record on May 4, 1998. All per share data has been restated to reflect this dividend. The Company's Board also declared a cash dividend of $0.11 per common share. The cash dividend will be paid on the post stock dividend shares to shareholders of record at May 4, 1998 and will be paid May 22, 1998.

         The Board of Directors also declared a cash dividend of $0.40625 per share on the 6 1/2% Cumulative Convertible Preferred Stock, Series B. The dividend will be paid June 1, 1998 to shareholders of record as of May 11, 1998.

(4)      RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." The Statement requires additional reporting of items that affect comprehensive income but not net income. Items relevant to the Company include unrealized gains and losses on securities. Comprehensive income for the three months ended March 31 was as follows ($000's):

                                                                                   1998                1997
                                                                      -----------------     ---------------
Net income                                                                       $4,059              $3,565
Unrealized loss on securities available for sale                                  (106)               (250)
                                                                      -----------------     ---------------
Comprehensive income                                                             $3,953              $3,315
                                                                      =================     ===============

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June, 1997 and is effective for fiscal years beginning after December 15, 1997. The provisions of this statement do not apply to interim periods in the year of adoption. The statement requires financial disclosure and descriptive information about reportable operating segments and will result in additional financial statement disclosures.

(5)      LOANS HELD FOR SALE

         Loans held for sale include $47.6 million of residential mortgage loans and $50 million of manufactured housing loans as of March 31, 1998 compared to $37 million of residential mortgage loans and $50 million of manufactured housing loans as of December 31, 1997.


(6)      PENDING ACQUISITION

         On February 9, 1998, the Company announced the signing of a definitive agreement for the acquisition of First Shenango Bancorp, Inc. ("First Shenango"). First Shenango's wholly-owned subsidiary, First Federal Savings Bank of New Castle, is expected to become a separate operating subsidiary of the Company and operate under its current name and banking charter. Under the terms of the agreement, the Company will exchange 1.429 shares of its common stock, as adjusted for the five-for-four stock split, for each of the 2,069,007 outstanding shares of First Shenango stock and 109,074 outstanding options. Based on the closing price per share of the Company's common stock on May 4, 1998, the transaction would be valued at approximately $102.7 million, or $47.15 per share of the First Shenango stock. The merger, which will be accounted for as a pooling of interests, is expected to be consummated late in the second quarter or early in the third quarter of 1998, pending approval by First Shenango's and the Company's shareholders, regulatory authorities and other customary conditions for closing. First Shenango had total assets of $403.1 million, deposits of $275.4 million and shareholders' equity of $48.3 million at March 31, 1998.

(7)      SIGNAL TRUST

         In February 1998, the Company formed Signal Capital Trust One ("Signal Trust"),a Delaware business trust. Signal Trust was formed for the purpose of
(I) issuing and selling $50 million of its 8.67% Capital Securities, Series A (the "Capital

Securities"), referred to in the Consolidated Balance sheet as "company obligated mandatorily redeemable preferred securities," and common securities (the "Common Securities"), (ii) investing the proceeds thereof in the 8.67% Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Company (the "FirstFederal Debentures") and (iii) engaging in certain other limited activities. The Capital Securities were issued and sold to investors in a private placement exempt from the Securities Act of 1933 on February 10, 1998. The Company filed a registration statement with the Securities and Exchange Commission for these securities on May 13, 1998. The Company is the sole owner of the Common Securities. Distributions on the Capital Securities are guaranteed by the Company, are cumulative, began accumulating on February 13, 1998 and are payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. The interest payment schedule of the FirstFederal Debentures is identical to that of the Capital Securities, except that so long as the Company is not in default under the indenture governing the FirstFederal Debentures, the Company may defer the payment of interest on the FirstFederal Debentures at any time and from time to time for a period not exceeding ten consecutive semi-annual periods (an "Extension Period"). During any Extension Period, the Company will be prohibited from taking certain actions, including declaring or paying any dividends or distributions on or redeeming or purchasing any of its capital stock.

(8)      MANUFACTURED HOUSING

         The Company, through its subsidiary Mobile Consultants, Inc. (MCi) sells certain manufactured housing finance contracts (MHF contracts) to various financial institutions while retaining collection and recovery aspects of servicing.

         The Company's subsidiary, Signal Bank, N.A., purchases MHF contracts from MCi, a portion of which are packaged in asset-backed securitizations (ABS pools) and sold to investors. Sales and securitizations totaled $50 million each in the three months ended March 31, 1998 and March 31, 1997. The aggregate amount of ABS pools serviced by the Company totaled $231.2 million at March 31, 1998 and $186.2 million at December 31, 1997.

         At the time of sale the Company records an asset, "retained interest in securitized assets" which represents the discounted cash flows to be received by the Company for 1) servicing income from ABS pools, 2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as overcollateralization, and 3) excess interest spread. These cash flows are projected and discounted over the expected life of the ABS pools using assumptions for credit risk, estimated prepayments and interest rates. The cash flows are subject to volatility that could materially affect operating results. Prepayments resulting from increased competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. In aggregate, actual cash flow from the Company's five ABS pools have performed as expected with cash flow on three ABS pools exceeding expectations and cash flow on two of the ABS pools currently lower than projections. At March 31, 1998 management has determined that there is no permanent impairment that would require adjustment to the carrying value of the retained interest in securitized assets. Management continues to review the cash flow and actual performance of the ABS pools on a quarterly basis.

         The Company classifies the retained interest in securitized assets in two components on the Company's Consolidated Balance Sheet, 1) securities held for sale and 2) excess servicing included in the balance sheet as other assets. Total retained interest in securitized assets and excess servicing were $36.7 million and $27.0 million at March 31, 1998 and December 31, 1997, respectively.

         The components of manufactured housing income for the three months ended March 31 were as follows:


($000's)                                                                   1998              1997
                                                               ----------------     -------------
Gain on sale of ABS pools                                                $1,538            $2,325
Manufactured housing brokerage fees                                         994               639
Servicing income on brokered MHF contracts                                1,000             1,200
Servicing income on ABS pools                                               142               153
                                                               ----------------     -------------
     TOTAL MANUFACTURED HOUSING INCOME                                   $3,674            $4,317
                                                               ================     =============



(9)      MORTGAGE BANKING INCOME

     The Company has sold certain residential mortgage loans to various investors while retaining servicing rights. Loans serviced for others totaled $535 million at March 31, 1998 and $521 million at December 31, 1997 and are not included in the accompanying Consolidated Financial Statements.

     The components of mortgage banking income for the three months ended March 31 were as follows:


($000's)                                                                      1998               1997
                                                               -------------------    ---------------
Gain on sale of mortgage loans                                              $1,449               $391
Mortgage loan fee income                                                       186                 82
Mortgage servicing fees, net of amortization                                   344                290
                                                               -------------------    ---------------
     TOTAL MORTGAGE BANKING INCOME                                          $1,979               $763
                                                               ===================    ===============

                      FIRSTFEDERAL FINANCIAL SERVICES CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         FirstFederal Financial Services Corp recorded net earnings of $4.1 million, or $.42 per share on a diluted basis for the three month period ended March 31, 1998. This compares favorably to $3.6 million, or $.41 per share on a diluted basis for the three month period ended March 31, 1997.

         Increased earnings in the first quarter of 1998 compared to 1997 reflect increases in net interest income of $3.1 million, mortgage banking income of $1.2 million and customer service fee income of $.9 million, partially offset by an increase in non-interest expense of $4.9 million related to a higher volume of asset originations.

         Return on average assets (ROA) for the quarter ended March 31, 1998 was
1.09 % as compared to 1.32 % for the comparable period of 1997. Return on average shareholders' equity (ROE) for the quarter ended March 31, 1998 was 15.26% as compared to 16.47% for the comparable period in 1997. The Company's ratio of shareholders' equity to total assets decreased from 7.19% at December 31, 1997 to 7.11% at March 31, 1998, reflecting asset growth and improved leverage in 1998.

         Net interest income increased $3.1 million to $9.5 million in the first quarter of 1998 from $6.4 million in the first quarter of 1997. This increase reflects growth in average loan and lease balances of $281.2 million and a $111.5 million increase in average securities balances for the three month period ended March 31, 1998 compared to 1997. Loan and lease balances as of March 31, 1998 include $77.0 million and $29.8 million reflecting the acquisition of Summit Bank N.A. (Summit) and Alliance Corporate Resources, Inc.
(ACR), respectively in the third quarter of 1997. The net interest margin of 2.76% for the quarter ended March 31, 1998 compares favorably to 2.62% for 1997 and 2.59% for the first quarter of 1997. Yields on interest earning assets averaged 7.89% for the quarter ended March 31, 1998 compared to 7.58% for 1997 reflecting a favorable change in the mix of loans and leases to higher yielding assets. The average cost of interest-bearing liabilities increased 13 basis points to 5.21 % for the quarter ended March 31, 1998 compared to 5.08 % for the same period in 1997. Comparing first quarter 1998 to 1997, 6 basis points of the 13 basis point increase in cost of interest bearing liabilities reflects increased rates paid on borrowings and the other 7 basis points of the increase reflects the incremental cost of the issuance of $50 million of Capital Securities in February 1998 with an 8.67% coupon and a current effective yield of approximately 8%, reflecting an interest swap, and the $40.5 million of subordinated notes issued in March 1997 with a current effective yield of 7.1%. Portions of both debt issues qualify as Tier 1 and Tier 2 regulatory capital. Issuance of both the FirstFederal Debentures and the subordinated notes provides additional capacity for the Company to leverage future asset growth, purchase deposits and/or acquire other financial services businesses.

         The provision for credit losses was $462,000 in the first quarter of 1998 and $107,000 in the first quarter of 1997. The increased provision was taken primarily in connection with the acquisition of Summit and a continuing increase in commercial and consumer loan originations which inherently have a higher credit risk level than residential mortgage loans. Net charge-offs as a percentage of average loans and leases for the first quarter of 1998 were 15 basis points (60 basis points annualized) and less than 1 basis point (4 basis points annualized) for the comparable quarter of 1997. The Company anticipates net charge-offs in the remaining three quarters of 1998 will on a per quarter basis be less than net charge-offs recorded in the first quarter of 1998. Nonperforming assets as a percentage of total assets was .29% at March 31, 1998 and .32% at December 31, 1997.

         Non-interest income increased $2.7 million for the first quarter of 1998 versus first quarter 1997 reflecting an increase of $1.2 million in mortgage banking fee income and $.9 million in customer service fee income.

         Non-interest expense increased $4.9 million to $11.6 million for the quarter ended March 31, 1998 as compared to $6.7 million for the first quarter of 1997. The increase is comprised primarily of higher compensation expense ($1.9 million), increased occupancy costs ($.6 million) and additional operating costs ($2.5 million). FirstFederal's efficiency ratio of 60.13% for the first quarter of 1998 compares to 56.98% for the fourth quarter of 1997 and 50.83% for the first quarter of 1997. The increases in 1998 in both non-interest expense and the efficiency ratio reflect the increase in staff and facilities associated with the Company's acquisitions of Summit and ACR, branch acquisitions and additional investments in additional commercial and manufactured housing loan origination capacity. First quarter loan originations are seasonally slower than the remainder of the year, which when added to expenses incurred to increased loan origination capacity, results in a higher first quarter efficiency ratio.


FINANCIAL CONDITION HIGHLIGHTS

Certain aspects of the Company's financial condition during 1998 are as follows ($000's):

                                                                  MARCH 31                   December 31                   Increase
                                                                      1998                          1997                 (Decrease)
                                                      --------------------        ----------------------       --------------------
Securities available for sale                                     $295,147                      $253,809                    $41,338
Net loans and leases                                               905,605                       914,356                    (8,751)
Deposits                                                           998,646                       981,675                     16,971
Borrowings                                                         387,431                       347,243                     40,188

        The $41.3 million increase in securities available for sale and the $40.2 million increase in borrowings as of March 31, 1998 both reflect the February 1998 issuance of and investment of the proceeds of $50 million in 8.67% Capital Securities.

        Net loans and leases decreased $8.8 million comparing March 31, 1998 to December 31, 1997 reflecting a $28.5 million decrease in residential mortgage loans, partially offset by net increases in commercial loans and leases of $16.5 million and a $3.3 million increase in consumer loans. Loan originations for the first quarter of 1998 of residential mortgage loans and manufactured housing finance contracts of $92.2 million and $66.5 million, respectively, compare to $50.2 million and $40.2 million for the first quarter of 1997, respectively. The $28.5 million decrease in residential mortgage loans reflects the sale of approximately $75 million in mortgage loans in the first quarter of 1998 and the impact of mortgage refinancings and expected loan amortization offset by the first quarter originations of $92.2 million. Whereas, mortgage loan outstandings decreased as of March 31, 1998, the mortgage servicing portfolio increased $14.2 million in the first quarter of 1998 which will provide future non-interest income. Higher mortgage loan originations somewhat distorts comparability of the efficiency ratio between periods. The Company securitized and sold $50 million of manufactured housing finance contracts in the first quarter of 1998.

         Deposits increased $17.0 million comparing March 31, 1998 to December 31, 1997 reflecting a $.5 million decrease in brokered deposits and a net increase of $17.5 million in customer deposits.

CREDIT RISK

         The Company provides as an expense an amount for expected credit losses. The provision is based on the growth of the loan and lease portfolio and on recent loss experience. Actual losses on loans and leases are charged against the allowance for loan losses. The provision for loan losses was $462,000 in the three months ended March 31, 1998 as compared to $107,000 in the three months ended March 31, 1997. Charge-offs, net of recoveries were $1,438,000 and $16,000 for the three months ended March 31, 1998 and 1997, respectively. The Company anticipates net charge-offs in the remaining three quarters of 1998 will on a per quarter basis be less than net charge-offs recorded in the first quarter of 1998. Net charge-offs as a percentage of average loans and leases were 15 basis points in the three months ended March 31, 1998 as compared to 1 basis point for the comparable period of 1997.

         The Company defines underperforming assets as 1) nonaccrual loans and leases on which the ultimate collectibility of the full amount of interest is uncertain, 2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, 3) loans and leases past due 90 days or more as to principal or interest and 4) other real estate owned. Underperforming assets, including nonaccrual loans of $4.2 million and $4.4 million, were $4.6 million and $4.8 million at March 31, 1998 and December 31, 1997, respectively.

         Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. Impaired loans have been defined as all nonaccrual loans.


LIQUIDITY AND CAPITAL RESOURCES

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

         At March 31, 1998, shareholders' equity was $108 million, compared to $105 million at December 31, 1997, an increase of $3 million or 3.0%, primarily reflecting net income for the three months ending March 31, 1998, net of dividends. Shareholders' equity as a percentage of total assets as of March 31, 1998 was 7.11% compared to 7.19% as of December 31, 1997. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5% respectively. The Company's subsidiary banks, Signal Bank N.A. and Summit Bank N.A., exceeded the minimum guidelines for well capitalized institutions at both March 31, 1998 and December 31, 1997. At March 31, 1998, the Company had a Tier 1 risk-based capital ratio of 12.64%, a total risk-based capital ratio of 18.35% and a leverage ratio of 8.32%. At December 31, 1997, the Company had Tier 1 risk-based capital ratio of 8.18%, a total risk-based capital ratio of 12.89% and a leverage ratio of 5.23%. Portions of the FirstFederal Debentures qualify as Tier 1 and Tier 2 regulatory capital. Issuance of the FirstFederal
Debentures provide additional capacity for the company to leverage future asset growth, purchase deposits and/or acquire other financial services business.

         In February 1998, the Company issued $50 million of 8.67% Capital Securities which was used to pay down short term borrowings, provide funds for loan originations and as a source of additional capital to support future growth activities. Interest on the Capital Securities is payable semi-annually beginning in August 1998. The Capital Securities are redeemable at the option of the Company after February 2008 until its maturity in February 2028.

IMPACT OF THE YEAR 2000

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to address the issue. The Company's data processing is performed primarily in-house, however software and hardware utilized is under maintenance agreements with third party vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1999, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and intends to purchase new equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $2.0 million.

FORWARD LOOKING STATEMENTS

         When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which would cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management considers interest rate risk to be the Company's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of the Company as a result of changes in interest rates. Consistency in the Company's earnings is largely dependent on the effective management of interest rate risk.

         There have been no significant changes to the Company's interest rate risk position or to the practices used by the Company to manage interest rate risk since December 31, 1997.

PART II.       OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)         Exhibits


                           Exhibit 2  - Definitive agreement for the acquisition of First
                                           Shenango Bancorp, Inc.*

                           Exhibit 27 - Financial Data Schedule

               (b)         Reports on Form 8-K

                           - One report on Form 8-K was filed on February 3,
                           1998 with respect to the Company's earnings release for the year ended December 31, 1997.

                           - One report on Form 8-K was filed on February 9,
                           1998 with respect to the announcement of the signing of a definitive merger agreement with First Shenango
                           Bancorp, Inc.

                           - One report on Form 8-K was filed on May 1, 1998 with respect to the Company's earnings release for the quarter ended March 31, 1998.


All other items have been omitted as not required and not applicable under the instructions.


* Filed as an exhibit to First Shenango Bancorp's current report on Form 8-K filed with the Securities and Exchange Commission on February 23, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRSTFEDERAL FINANCIAL SERVICES CORP

                                           (Registrant)


Date May 15, 1998                          /s/ GARY G. CLARK
                                           Gary G. Clark
                                           Chairman and Chief Executive Officer
                                           (Duly Authorized Representative)


Date May 15, 1998                          /s/ JON W. PARK
                                           Jon W. Park
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)