Form 10-Q
period 1998-06-30
SIGNAL CORP
filed 1998-08-14
CIK 846814

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO __________________

      COMMISSION FILE NUMBER 0-17894

                                   SIGNAL CORP
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                         11,735,139
          (Class)                         (Shares Outstanding at July 31, 1998)

                        THIS FORM 10-Q CONTAINS 19 PAGES.
                               (NO EXHIBIT INDEX)

                                   SIGNAL CORP

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION
      Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997                                                           3

      Consolidated Statements of Income for the Three and Six Months
      Ended June 30, 1998 and 1997                                                4

      Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1998 and 1997                                                5

      Notes to Consolidated Financial Statements                                  6

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                      11

PART II.    OTHER INFORMATION

      Signatures                                                                 18


      Exhibit 27 Financial Data Schedule                                         19


                                    SIGNAL CORP
                                  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS ($000'S)
                                    (unaudited)


                                                        JUNE 30      December 31
                                                          1998           1997
                                                       ---------     ----------
ASSETS:
Cash and due from banks                            $    44,557      $    34,393
Securities available for sale(a)                       368,476          348,468
Securities held to maturity(b)                          86,540           70,959
Other short term investments                            28,674           32,795
Loans held for sale                                     53,346           90,379
Loans and leases:
      Residential mortgage loans                       638,639          676,129
      Commercial loans                                  98,221           64,808
      Commercial mortgage loans                         94,653          101,582
      Commercial lease financing                        48,418           41,909
      Finance contracts                                 11,978            4,585
      Manufactured housing loans                       168,070          110,827
      Consumer loans                                   177,063          175,871
      Allowance for credit losses                      (10,191)          (8,773)
                                                   -----------      -----------
      Net loans and leases                           1,226,851        1,166,938
Premises and equipment, net                             22,701           21,073
Intangible assets                                       30,065           32,062
Other assets                                            51,015           35,320
                                                   -----------      -----------
TOTAL ASSETS                                       $ 1,912,225      $ 1,832,387
                                                   ===========      ===========

LIABILITIES:
Deposits:
      Non-interest bearing demand                  $    64,656      $    52,545
      Interest bearing                               1,240,430        1,204,351
                                                   -----------      -----------
Total deposits                                       1,305,086        1,256,896
Short term borrowings                                   67,149          124,275
Long term borrowings                                   299,948          270,693
Company obligated mandatorily redeemable
      preferred securities                              50,000             --
Other liabilities                                       34,130           27,926
                                                   -----------      -----------
TOTAL LIABILITIES                                    1,756,313        1,679,790

SHAREHOLDERS' EQUITY:
      Preferred stock(C)                                 9,917            9,917
      Common stock(d)                                   11,747           11,396
      Additional paid-in capital                        58,844           55,844
      Retained earnings                                 76,032           75,947
      Treasury stock, at cost                           (1,565)          (1,751)
      Accumulated other comprehensive income               937            1,244
                                                   -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                             155,912          152,597
                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,912,225      $ 1,832,387
                                                   ===========      ===========

(a) Amortized cost of $366,561 as of June 30, 1998 and $346,613 as of December 31, 1997.
(b) Market value of $86,520 as of June 30, 1998 and $71,059 as of December 31, 1997.
(c)Preferred stock, no par value; authorized 1,500,000 shares; Series B 428,342 and 429,892 issued and outstanding, respectively.
(d)Common stock, $1.00 par value; authorized 40,000,000 shares; 11,747,186 (net of 141,591 treasury shares), 11,396,056 (net of 396,431 treasury shares), respectively.


See accompanying notes to Consolidated Financial Statements.

                                   SIGNAL CORP
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         ($000'S EXCEPT PER SHARE DATA)
                                   (unaudited)

                                              Three Months Ended    Six Months Ended
                                                    June 30              June 30
                                             ------------------------------------------

                                                   1998       1997     1998        1997
                                             ------------------------------------------
INTEREST INCOME:
 Loans and leases                               $26,549    $20,373  $52,675      40,096
 Securities available for sale                    6,373      5,622   12,218      10,539
 Securities held to maturity                        914      1,482    2,077       2,728
 Other                                              566        305    1,398         549
                                             ------------------------------------------
Total interest income                            34,402     27,782   68,368      53,912
INTEREST EXPENSE:
Deposits                                         14,656     10,759   29,208      21,470
Short-term borrowings                               960      2,935    2,773       4,837
Long-term debt and mandatorily redeemable
     preferred securities                         6,177      4,465   11,410       8,400
                                             ------------------------------------------
Total interest expense                           21,793     18,159   43,391      34,707
                                             ------------------------------------------
NET INTEREST INCOME                              12,609      9,623   24,977      19,205
Provision for credit losses                       2,617        365    3,234         657
                                             ------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
CREDIT LOSSES                                     9,992      9,258   21,743      18,548
NON-INTEREST INCOME
Manufactured housing income                       2,464      4,322    5,558       8,639
Mortgage banking income                           1,340        533    3,196       1,088
Customer service fee income                       2,056        783    3,814       1,828
Net securities gains                                 19         82       40          83
Other                                               894        179    2,632         288
                                             ------------------------------------------
Total non-interest income                         6,773      5,899   15,240      11,926
NON-INTEREST EXPENSE:
Personnel                                         6,223      4,108   12,268       8,208
Net occupancy expense                             1,307        841    2,691       1,672
Outside services, data processing and
communications                                    1,278        773    2,539       1,214
Professional fees                                   675        482    1,486         841
Amortization of intangibles                         660        314    1,306         665
Other                                             2,631      1,391    5,149       3,232
Nonrecurring expenses (a)                         7,336          -    7,336           -
                                             ------------------------------------------
Total non-interest expense                       20,110      7,909   32,775      15,832
                                             ------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES               (3,345)      7,248    4,208      14,642
Provision (benefit)for income taxes               (774)      2,346    1,831       5,037
                                             ------------------------------------------
NET INCOME (LOSS)                              $(2,571)     $4,902   $2,377       9,605
                                             ==========================================
Net income (loss)applicable to common stock    $(2,745)     $4,500   $2,028       8,796

NET INCOME (LOSS) PER COMMON SHARE:(b)
     Basic                                      $(0.24)      $0.51    $0.18       $1.01
     Diluted                                    $(0.24)      $0.42    $0.18       $0.82
----------------------------------------------------------------------------------------

(a) Non-recurring expenses in 1998 reflect merger related costs incurred in connection with the Company's June 29, 1998 acquisition of First Shenango Bancorp, Inc. Total nonrecurring expenses amounted to $9.2 million ($6.3 million after-tax).
(b) Net income excluding nonrecurring merger costs amounted to $3,748 and $8,696 for the three and six months ended June 30, 1998, respectively. Net income per share excluding nonrecurring merger costs were as follows:

                                                     Three months ended       Six months ended
                                                          June 30                 June 30
                                                          1998        1997      1998          1997
     Basic                                               $0.32       $0.51     $0.74         $1.01
     Diluted                                             $0.30       $0.42     $0.70         $0.82

See accompanying notes to Consolidated Financial Statements

                                   SIGNAL CORP
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

For the Six Months Ended June 30: ($000's)                        1998           1997
                                                          ------------    -----------
OPERATING ACTIVITIES:
Net income                                                      $2,377         $9,605
Adjustments to reconcile net income to net cash provided
by operating activities:
     Provision for credit losses                                 3,234            657
     Depreciation, amortization and accretion                    3,709          1,556
     Employee stock ownership expense                            1,307            142
     Net securities gains                                         (40)           (83)
     Net gain on sales of loans                                (5,375)        (4,675)
     Proceeds from sales of loans held for sale                308,417        141,149
     Origination of loans held for sale                      (266,009)      (117,994)
     Increase in other assets                                  (9,342)        (9,695)
     Increase in other liabilities                               5,897          2,665
                                                          ------------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       44,175         23,327

INVESTING ACTIVITIES:
Proceeds from calls, paydowns and maturities of                146,860         24,295
  securities available for sale
Proceeds from sales of securities available for sale            10,727          6,358
Purchases of securities available for sale                   (183,218)      (134,424)
Purchases of securities held to maturity                      (25,266)           (92)
Proceeds from maturities of securities held to maturity          9,685          7,389
Decrease in other short-term investments                         4,121          9,046
(Increase) in loans and leases                                (63,147)       (57,862)
Purchases of premises and equipment, net                       (4,030)        (1,815)

                                                          ------------    -----------
NET CASH USED BY INVESTING ACTIVITIES                        (104,268)      (147,105)

FINANCING ACTIVITIES:
Increase (decrease) in deposits                                 48,190        (7,334)
Net change in short-term borrowings                           (57,126)         55,392
Proceeds from issuance of mandatorily redeemable
   preferred securities                                         50,000             --
Net change in long-term borrowings                              29,255         70,280
Cash dividends paid                                            (2,348)        (2,315)
Purchases of treasury stock                                         --          (637)
Stock issued for options exercised and employee stock
   purchase plan                                                 2,286            600

                                                          ------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       70,257        115,986
                                                          ------------    -----------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                  10,164        (7,792)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                    34,393         27,830
CASH AND DUE FROM BANKS AT END OF PERIOD                       $44,557        $20,038
                                                          ============    ===========


See accompanying notes to Consolidated Financial Statements.

                                    SIGNAL CORP
                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998

(1)   BASIS OF PRESENTATION

      The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. It is assumed that the readers of these interim financial statements have read or have access to the 1997 Annual Report on Form 10-K of Signal Corp ("Signal Corp" or the "Company"). Therefore, only material changes in financial condition and results of operations are discussed in Management's Discussion and Analysis. The interim consolidated financial statements include the accounts of Signal Corp and its subsidiaries. All significant intercompany transactions have been eliminated.

      The interim Consolidated Financial Statements reflect the Company's June 29, 1998 merger with First Shenango Bancorp, Inc. The merger was completed with the exchange of approximately 3,087,000 common shares of Signal Corp for all 2,161,000 of the outstanding shares of First Shenango. The merger has been treated as a pooling of interests and accordingly all prior period data has been restated to reflect the consolidation of First Shenango. Pursuant to the transaction the Company has recorded $9.2 million ($6.3 million after-tax) in nonrecurring merger related charges.

      In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments except as discussed above) necessary to present fairly the financial condition of Signal Corp as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Certain financial statement reclassifications have been made for 1997 to conform to classifications used in 1998.

(2)   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The conversion of convertible preferred stock and the exercise of stock options are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 1998 as the result would be anti-dilutive.

      A reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                     THREE MONTHS ENDED JUNE 30
                                        1998                               1997
                        ------------------------------------------------------------ ----------
(000's)                                          Per Share                           Per Share
except per share data      Income      Shares      Amount     Income      Shares       Amount
BASIC EPS
Net income
(loss)available to
common shareholders         $(2,745)       11,340   $(0.24)      $4,500        8,739      $0.51

EFFECT OF DILUTIVE
   SECURITIES

Stock options                                                                    126       0.08

Convertible Preferred
   Stock                                                            402        2,811      $0.10
                        ------------------------------------------------------------ ----------

DILUTED EPS
Net income(loss)
available to
   common shareholders
   plus assumed
   conversions              $(2,745)       11,340   $(0.24)      $4,902       11,676      $0.42
                        ------------------------------------------------------------ ----------



                                               SIX MONTHS ENDED JUNE 30
                                               ------------------------
                                        1998                               1997
                                        ----                               ----
                        ------------------------------------------------------------ ----------
(000's)                                          Per Share                           Per Share
except per share data      Income      Shares      Amount     Income      Shares       Amount
                           ------      ------      ------     ------      ------       ------
BASIC EPS
NET INCOME AVAILABLE TO       $2,028       11,339     $0.18      $8,796        8,709      $1.01
    COMMON SHAREHOLDERS
EFFECT OF DILUTIVE
   SECURITIES

STOCK OPTIONS                                                                    129       0.01

CONVERTIBLE PREFERRED
   STOCK                                                            809        2,833       0.18
                        -----------------------------------------------------------------------

DILUTED EPS
NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS
   PLUS ASSUMED
   CONVERSIONS                $2,028       11,339     $0.18      $9,605       11,671      $0.82



(3)     DIVIDENDS ON COMMON AND PREFERRED STOCK

      On April 23, 1998, the Company's Board of Directors declared a five-for-four stock split, effecting a 25% stock dividend on May 22, 1998 to shareholders of record as of May 4, 1998. All prior period per share data has been restated to reflect this dividend.

      On July 22, 1998 the Company's Board declared a cash dividend of $0.11 per common share. The cash dividend will be paid on August 21, 1998 to shareholders of record at August 3, 1998. The Board of Directors also declared a cash dividend of $0.40625 per share on the 6 1/2% Cumulative Convertible Preferred Stock, Series B. The dividend will be paid on September 1, 1998 to shareholders of record at August 10, 1998.

(4)   RECENTLY ISSUED ACCOUNTING STANDARDS

      The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." The Statement requires additional reporting of items that affect comprehensive income but not net income. Items relevant to the Company include unrealized gains and losses on securities. Comprehensive income (loss) was as follows ($000's):

                                                   Three Months Ended        Six Months Ended
                                                        June 30                  June 30
                                                  --------------------------------------------
                                                         1998        1997       1998      1997
                                                  ----------- --------------------------------
Net income (loss)                                    $(2,571)      $4,902     $2,377    $9,605
Unrealized gain (loss) on securities available
     for sale, net of tax                                  69       1,647      (307)       413

                                                  ----------- --------------------------------
Comprehensive income (loss)                          $(2,502)      $6,549     $2,070   $10,018
                                                  =========== ================================


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

      In June, 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Items relevant to the Company include interest rate swap agreements, and certain hedges related to manufactured housing loans, both of which are periodically utilized by the Company. Management has not as yet fully analyzed the impact of this statement on the Company's Consolidated Financial Statements. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier adoption encouraged.


(5)   LOANS HELD FOR SALE

      Loans held for sale amounted to $53.3 million of residential mortgage loans as of June 30, 1998 compared to $90.4 million at December 31, 1997 consisting of $40.4 million of residential mortgage loans and $50 million of manufactured housing loans.


(6)   ACQUISITION

      On June 29, 1998, the Company completed its acquisition of First Shenango Bancorp, Inc. ("First Shenango") by exchanging approximately 3,087,000 common shares of Signal Corp for all 2,161,000 of the outstanding shares of First Shenango. The merger has been treated as a pooling of interests. All prior period data has been restated. Pursuant to the transaction the Company has incurred $9.2 million ($6.3 million after-tax) in nonrecurring merger related costs. The costs are primarily for 1) transactions costs of $1.8 million ($1.5 million after-tax) for financial advisory services, and legal and accounting fees, 2) estimated operational costs of $5.6 million ($3.6 million after-tax) to integrate First Shenango into Signal including systems conversions, product conversions/introductions and the elimination of certain duplicated operations, and 3) an additional provision for credit risk of $1.8 million ($1.2 million after-tax).

(7)   DEFINITIVE MERGER AGREEMENT

      On August 10, 1998, the Company entered into a merger agreement with FirstMerit Corporation (Nasdaq:FMER). Under the terms of the agreement the Company will merge with and into FirstMerit. Shareholders will receive 1.32 shares of FirstMerit's common stock in exchange for each share of Signal Corp's common stock and one share of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock, Series B, for each share of Signal 6 1/2% Cumulative Convertible Preferred Stock, Series B. Based on FirstMerit's August 10, 1998 closing price of $28.19 the transaction is valued at approximately $470 million. FirstMerit is a bank holding company with approximately $6.2 billion in assets. The transaction, which is expected to be accounted for as a pooling of interests, is subject to regulatory and shareholder approval and other customary conditions of closing, and is expected to be completed in the first quarter of 1999.

(8)   SIGNAL TRUST

      In February 1998, the Company formed Signal Capital Trust One ("Signal Trust"),a Delaware business trust. Signal Trust was formed for the purpose of
(I) issuing and selling $50 million of its 8.67% Capital Securities, Series A (the "Capital Securities"), referred to in the Consolidated Balance Sheet as "company obligated mandatorily redeemable preferred securities", and common securities (the "Common Securities"), (ii) investing the proceeds thereof in the 8.67% Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Company (the "Signal Corp Debentures") and (iii) engaging in certain other limited activities. The Capital Securities were issued and sold to investors in a private placement exempt from the Securities Act of 1933 on February 10, 1998. The Company filed a registration statement with the Securities and Exchange Commission for these securities on May 13, 1998.

(9)   MANUFACTURED HOUSING

      The Company, through its subsidiary Mobile Consultants, Inc. (MCi) sells certain manufactured housing finance contracts (MHF contracts) to various financial institutions while retaining collection and recovery aspects of servicing.

      The Company's subsidiary, Signal Bank, N.A., purchases MHF contracts from MCi, a portion of which are periodically packaged in asset-backed securitization (ABS pools) and sold to investors. Sales and securitization totaled $50 million and $100 million both in the three months and six months ended June 30, 1998 and June 30, 1997, respectively. It is anticipated that there will be no additional sales and securitizations in 1998. The aggregate amount of ABS pools serviced by the Company totaled $272.8 million at June 30, 1998 and $186.2 million at December 31, 1997.

      At the time of sale the Company records an asset, "retained interest in securitized assets" which represents the discounted cash flows to be received by the Company for 1) servicing income from ABS pools, 2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as overcollateralization, and 3) excess interest spread. These cash flows are projected and discounted over the expected life of the ABS pools using assumptions for credit risk, estimated prepayments and interest rates. The cash flows are subject to volatility that could materially affect operating results. Prepayments resulting from increased competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. In aggregate, actual cash flow from the Company's six ABS pools has not varied significantly from expected cash flows. At June 30, 1998 management has determined that there is no permanent impairment that would require adjustment
to the carrying value of the retained interest in securitized   assets.
Management continues to review the cash flow and actual performance of the ABS pools on a quarterly basis.

      The Company classifies the retained interest in securitized assets in two components on the Company's Consolidated Balance Sheet, 1) securities held for sale and 2) excess servicing included in the balance sheet as other assets. Total retained interest in securitized assets and excess servicing were $45.2 million and $27.0 million at June 30, 1998 and December 31, 1997, respectively.

      The components of manufactured housing income were as follows:

                                                      Three months Ended     Six Months Ended
                                                           June 30               June 30
                                                     ----------------------------------------
($000's)                                               1998          1997      1998    1997
                                                     ----------------------------------------
Gain on sale of ABS pools                            $1,112         $1,577   $2,650  $3,902
Manufactured housing brokerage fees                     788          1,497    1,202   2,236
Servicing income on brokered MHF contracts              333          1,200    1,333   2,400
Servicing income on ABS pools                           231             48      373     101
                                                     ----------------------------------------
     TOTAL MANUFACTURED HOUSING INCOME               $2,464         $4,322   $5,558  $8,639
                                                     ========================================

(10)  MORTGAGE BANKING INCOME

     The Company has sold certain residential mortgage loans to various investors while retaining servicing rights. Loans serviced for others totaled $563 million at June 30, 1998 and $521 million at December 31, 1997 and are not included in the accompanying Consolidated Financial Statements.

      The components of mortgage banking income for the three months ended June 30 were as follows:


                                                        Three Months Ended     Six Months Ended
                                                            June 30                June 30
                                                       ---------------------------------------
($000's)                                                      1998      1997      1998    1997
                                                       ---------------------------------------
Gain on sale of mortgage loans                              $1,134      $373    $2,627    $765
Mortgage servicing fees, net of amortization                   206       160       569     323
                                                       ---------------------------------------
     TOTAL MORTGAGE BANKING INCOME                          $1,340      $533    $3,196  $1,088
                                                       =======================================

                                   SIGNAL CORP
                                AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The Company reported a loss for the quarter ended June 30 1998 of $2.6 million or $0.24 per share on a diluted basis principally as a result of nonrecurring merger costs associated with the Company's June 29, 1998 acquisition of First Shenango Bancorp, Inc. Merger costs amounted to $9.2 million ($6.3 million net of tax). Excluding the nonrecurring merger costs the Company's earnings for the quarter ended June 30, 1998 amounted to $3.7 million or $0.30 per share on a diluted basis. The acquisition was accounted for as a pooling of interests and all prior period data has been restated. These amounts compare to net income of $4.9 million or $0.42 per share on a diluted basis for the three months ended June 30, 1997.

      Net income for the six months ended June 30 1998 was $2.4 million or $0.18 per share on a diluted basis. Excluding the nonrecurring merger costs the Company's earnings amounted to $8.7 million or $.70 per share on a diluted basis for the six months ended June 30, 1998. Earnings amounted to $9.6 million or $0.82 per share on a diluted basis for the six months ended June 30, 1997.

     Lower earnings in the second quarter and the six months ended June 30 1998 excluding nonrecurring merger related costs, compared to the second quarter and six months ended June 30, 1997 reflect increases in non-interest expense of $4.9 million for the quarter and $9.6 million for the year-to date, higher recurring provisions for loan losses of $0.4 million for the quarter and $0.7 million for the six months, partially offset by higher net interest income of $3.0 million for the quarter and $5.8 million for the six months, and higher non-interest income of $0.9 million for the quarter and $3.3 million for the six months. The $1.2 million decrease in net income form $4.9 million to $3.7 million for the three month periods ending June 30, 1998 and 1997, respectively, reflects the costs of facility and staff expansions over the past year to broaden the Company's product offering and originating capacity which exceeded the incremental increase in the Company's revenue for the most recent quarter. Since June of 1997 the Company expanded sales into 11 new states, added 115 staff members and the infrastructure to handle a projected 35% increase in manufactured housing finance contracts.

      Return on average assets (ROA), excluding merger costs, for the quarter ended June 30, 1998 was 0.78 % as compared to 1.27 % for the comparable period of 1997. Return on average shareholders' equity (ROE), excluding merger costs, for the quarter ended June 30, 1998 was 9.60% as compared to 14.69% for the comparable period in 1997. For the six months ended June 30, 1998 ROA and ROE, excluding nonrecurring merger costs, were 0.92% and 11.22%, respectively. Comparable ROA and ROE amounts for the six months ended June 30, 1997 were 1.26% and 14.58%, respectively. The Company's ratio of shareholders' equity to total assets decreased from 8.33% at December 31, 1997 to 8.15% at June 30, 1998, reflecting asset growth and improved leverage in 1998.

     Net interest income increased $3.0 million to $12.6 million in the second quarter of 1998 from $9.6 million in the second quarter of 1997. This increase reflects growth in average loan and lease balances of $237 million and a $70 million increase in average securities balances for the three month period ended June 30, 1998 compared to 1997. Net interest income for the six months ended June 30, 1998 increased to $25.0 million from $19.2 million for the comparable period of a year ago. The $5.8 million increase reflects an increase in average loan and lease balances of $240 million and an increase in average securities balances of $64 million. The increase in loan and lease balances are primarily due to higher commercial and manufactured housing loans partially offset by lower residential mortgages reflecting the strategic diversification of the Company's balance sheet. Loan and lease balances as of June 30, 1998 include $83.2 million and $30.9 million reflecting the acquisition of Summit Bank N.A. (Summit) and Alliance Corporate Resources, Inc. (ACR), respectively in the third quarter of 1997.

     The net interest margin of 2.83% for the quarter ended June 30, 1998 compares favorably to 2.61% for the second quarter of 1997. Net interest margin for the six months ended June 30, 1998 amounted to 2.84% versus 2.64% for the six months ended June

30, 1997. The Company continues to diversify and reposition its balance sheet into higher yielding assets, however, the flatness of the yield curve combined with intense competition in the financial service industry has resulted in asset yields decreasing disproportionately faster than yields on deposits and funding sources. Yields on interest earning assets averaged 7.73% for the quarter ended June 30, 1998 compared to 7.54% for the quarter ended June 30, 1997 reflecting a favorable change in the mix of loans and leases to higher yielding assets. For the year-to-date period ending June 30 1998 the yield on interest earning assets was 7.77% versus 7.41% for the comparable period of a year ago. The average cost of interest-bearing liabilities decreased to 5.23% for the quarter ended June 30, 1998 as compared to 5.31% for the second quarter of 1997. The average cost of interest bearing liabilities increased to 5.24% for the six months ended June 30, 1998 which compares to 5.12% for the six months ended June 30, 1997. The average cost of funds for both the quarter and six months ended June 30 1998 reflect the incremental cost of the issuance of $50 million of mandatorily redeemable preferred securities in February 1998 with an 8.67% coupon and a current effective yield of approximately 8%, reflecting an interest swap, and the $40.5 million of subordinated notes issued in March 1997 with a current effective yield of 7.1%. Issuance of both the mandatorily redeemable preferred securities and the subordinated notes provides additional capacity for the Company to leverage future asset growth, purchase deposits and/or acquire other financial services businesses. Portions of both debt issues qualify as Tier 1 and Tier 2 regulatory capital.

      The recurring provision for credit losses was $754,000 in the second quarter of 1998 and $365,000 in the second quarter of 1997. The recurring provision for credit losses amounted to $1,371,000 for the six months ended June 30, 1998 as compared to $657,000 in the six months ended June 30, 1997. The increased provision reflects the continued growth in commercial and manufactured housing loan originations which inherently have a higher credit risk level than residential mortgage loans. Net chargeoffs as a percentage of average loans and leases for the second quarter of 1998 were 2.0 basis points (8 basis points annualized) and three basis points (12 basis points annualized) for the comparable quarter of 1997. Net charge-offs for the six months ended June 30, 1998 amounted to $1.8 million (31 basis points annualized) which compares to charge-offs of $436,000 (9 basis point annualized) for the six months ended June 30, 1997. Nonperforming assets as a percentage of total assets were .40% at June 30, 1998 and .47% at December 31, 1997.

      Non-interest income increased $0.9 million for the second quarter of 1998 versus second quarter 1997 primarily reflecting an increase of $1.3 million in customer service fee income and a $0.8 million increase in mortgage banking income primarily due to higher mortgage originations and sales. For the six months ended June 30, 1998 non-interest income increased $3.3 million to $15.2 million from $11.9 million for the six months ended June 30, 1997 principally as a result of higher customer service income of $2.0 million and higher mortgage banking income of $2.1 million. Partially offsetting the increases as discussed was lower income from manufactured housing income which declined to $2.5 million in the quarter ended June 30, 1998 from $4.3 million for the quarter ended June 30, 1998 and to $5.6 million for the six months ended June 30, 1998 from $8.6 million for the six months ended June 30, 1997. The reductions in income are principally the result of lower gains upon sale and securitization. The Company anticipates increasing its portfolio of manufactured housing loans for the remainder of 1998 and does not plan to sell and securitize any additional manufactured housing loans in 1998. Also contributing to the decline in manufactured housing income was lower loan originations primarily as a result of increased price competition from the two largest originators in the market as well as severe weather in the Southeast which hampered shipments. Management expects the price competition to continue, however, the Company is aggressively marketing additional products to its dealer network including a traditional mortgage product and dealer floor planning.

      Non-interest expense, excluding nonrecurring merger costs, increased $4.9 million to $12.8 million for the quarter ended June 30, 1998 as compared to $7.9 million for the second quarter of 1997. The increase is comprised primarily of higher compensation expense ($2.1 million), increased occupancy costs ($0.5 million) and higher professional services ($0.2 million). For the six months ended June 30, 1998 non-interest expense excluding nonrecurring merger costs, increased $9.6 million to $25.4 million from $15.8 million for the comparable period of a year ago reflecting higher personnel costs ($4.1 million)and higher occupancy ($1.0 million). Signal's efficiency ratio of 62.50% for the second quarter of 1998 compares to 48.93% for the second quarter of 1997. For the six months ended June 30, 1998 the Company's efficiency ratio was 60.01% as compared to 48.72% for the comparable period a year ago. The increases in 1998 in both non-interest expense and the efficiency ratio reflect approximately $3.7 million for the quarter ended June 30, 1998 for businesses and facilities purchased which were not part of the Company's operations or non-interest expense for the quarter ended June 30, 1997. These businesses include Summit Bank, N.A., Signal Finance, Alpha Equipment Group, Inc., Alliance Corporate Resources (Alliance) and the acquisition or construction of ten new banking offices. Each of these new businesses is accretive to earnings per share except for Alliance which has experienced a temporary loss.

      Nonrecurring merger related costs of $9.2 million ($6.3 million net of tax) were incurred by the Company in the second quarter of June 1998 to effect the Company's acquisition of First Shenango Bancorp on June 29, 1998. The costs are primarily for 1) transaction costs of $1.8 million ($1.5 million after-tax) for financial advisory services, legal and accounting fees, 2) estimated operational costs of $5.6 million ($3.6 million after-tax) to integrate First Shenango into Signal including systems conversions, product conversions/introductions and the elimination of certain duplicated operations, and 3) an additional provision for credit risk of $1.8 million ($1.2 million after-tax) of which $1.3 million reflects the application of Signal's collection policies and practices to certain loans on First Shenango's books and an addition of $0.5 million to general reserves. Included in the operational charges of $5.6 million is $1.6 million in compensation expense pursuant to the termination of First Shenango's employee stock ownership plan. As a result of the merger the Company anticipates cost savings of approximately 20%. First Shenango's non-interest expense amounted to $5.8 million in 1997.


FINANCIAL CONDITION HIGHLIGHTS

Certain aspects of the Company's financial condition during 1998 are as follows ($000's):

                                            JUNE 30         December 31          Increase
                                               1998                1997        (Decrease)
                                     --------------     ---------------     -------------
Securities available for sale              $368,476            $348,468           $20,008
Loans available for sale                     53,346              90,379          (37,033)
Net loans and leases                      1,226,851           1,166,938            59,913
Deposits                                  1,305,086           1,256,896            48,190
Borrowings                                  417,097             394,968            22,129

     The $20.0 million increase in securities available for sale, and the $22.1 million increase in borrowings reflect the February 1998 issuance of and investment of the proceeds of $50 million in 8.67% mandatorily redeemable preferred securities. The increase in securities was partially offset by accelerated prepayments on mortgage related securities.

     Net loans and leases increased $59.9 million comparing June 30, 1998 to December 31, 1997 reflecting a $57.2 million increase in manufactured housing loans and a $33 million increase in commercial loans and leases partially offset by lower residential mortgages of $37.5 million reflecting the impact of mortgage loan refinancings. The Company securitized and sold $50 million of manufactured housing finance contracts in both the first and second quarter of 1998. For the three months ended June 30, 1998 originations of residential mortgage loans and manufactured housing contracts totaled $126.4 million and $83.3 million, respectively compared to $68.6 million and $86.3 million for the comparable period of a year ago.

      The decline in loans available for sale reflects the fact that the Company has no additional plans for the sale and securitization of manufactured housing loans in 1998.

      Deposits increased $48.2 million comparing June 30, 1998 to December 31, 1997 reflecting the favorable results of sales and marketing efforts as well as increased balances in existing customer accounts.


CREDIT RISK

      The Company provides as an expense an amount for expected credit losses. The provision is based on the growth of the loan and lease portfolio and on recent loss experience. Actual losses on loans and leases are charged against the allowance for loan losses. The Company's recurring provision for loan losses was $754,000 in the three months ended June 30, 1998 as compared to $365,000 in the three months ended June 30, 1997. The increased provision reflects the shift in the mix of loans on the Company's balance sheet from traditional residential mortgages to commercial loans and manufactured housing loans both of which inherently have higher credit risk. Charge- offs, net of recoveries were $237,000 and $294,000 for the three months ended June 30, 1998 and 1997, respectively. Net charge-offs as a percentage of average loans and leases were 8 basis points annualized in the three months ended June 30, 1998 as compared to 12 basis points annualized for the comparable period of 1997.

      The Company defines underperforming assets as 1) nonaccrual loans and leases on which the ultimate collectibility of the full amount of interest is uncertain, 2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, 3) loans and leases past due 90 days or more as to principal or interest and 4) other real estate owned. Underperforming assets, including nonaccrual loans of $5.8 million and $7.1 million, were $7.6 million and $8.5 million at June 30, 1998 and December 31, 1997, respectively.

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. Impaired loans have been defined as all nonaccrual loans.


LIQUIDITY AND CAPITAL RESOURCES

      The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist primarily of short-term marketable securities, maturing loans and selected sales of loan assets. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits. The Company has additional borrowing capacity with both the Federal Home Loan Bank of Cincinnati and the Federal Home Loan Bank of Pittsburgh and additional collateral eligible for repurchase agreements in the event internally generated funds are insufficient to meet liquidity needs. In the absence of the sale and securitization of manufactured housing loans, the Company expects to augment its liquidity with additional deposit growth, sales of mortgage loans and wholesale borrowings. The Company anticipates that it has adequate liquidity and additional sources of funds to meet all of its foreseeable commitments.

      At June 30, 1998, shareholders' equity was $155.9 million, compared to $152.6 million at December 31, 1997, an increase of $3.3 million primarily reflecting net income for the six months ended June 30, 1998. Shareholders' equity as a percentage of total assets as of June 30, 1998 was 8.15% compared to 8.33% as of December 31, 1997. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5% respectively. The Company's subsidiary banks, Signal Bank N.A., Summit Bank N.A., and First Federal Savings of New Castle exceeded the minimum guidelines for well capitalized institutions at both June 30, 1998 and December 31, 1997. At June 30, 1998, the Company had a Tier 1 risk-based capital ratio of 11.77%, a total risk-based capital ratio of 16.07% and a leverage ratio of 8.91%. At December 31, 1997, the Company had Tier 1 risk-based capital ratio of 8.18%, a total risk-based capital ratio of 12.89% and a leverage ratio of 5.23%.

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


DEFINITIVE MERGER AGREEMENT

      On August 10, 1998, the Company entered into a merger agreement with FirstMerit Corporation (Nasdaq:FMER). Under the terms of the agreement the Company will merge with and into FirstMerit. Shareholders will receive 1.32 shares of FirstMerit's common stock in exchange for each share of Signal Corp's common stock and one share of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock, Series B, for each share of Signal 6 1/2% Cumulative Convertible Preferred Stock, Series B. Based on FirstMerit's August 10, 1998 closing price of $28.19 the transaction is valued at approximately $470 million. FirstMerit is a bank holding company with approximately $6.2 billion in assets. The transaction, which will be accounted for as a pooling of interests, is subject to regulatory and shareholder approval and other customary conditions of closing, and is expected to be completed in the first quarter of 1999.


IMPACT OF THE YEAR 2000

      The "Year 2000" issue arises from computer programs that were written using two digits rather than four to define the applicable year. As a result, computer programs with time-sensitive software may have a difficult time distinguishing between the year 2000 and the year 1900, causing potential disruptions of operations, including, among other things, potential miscalculations or an inability to process transactions.

      The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000 issue, has assigned a project manager and has developed an implementation plan to address the issue. The Company's data processing is performed primarily utilizing outside vendors, consequently the Company is very dependent on those vendors to conduct its business. The Company has already completed its assessment phase and is in the renovation and testing phase. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998. Management does not expect Year 2000 costs to have a significant impact on its financial position or results of operations however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor. The Company has identified certain of its hardware and software equipment that will not be Year 2000 compliant and is replacing such equipment and software prior to December 31, 1998. These capital expenditures are expected to total approximately $2.0 million.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of the Company's shareholders held on June 16, 1998, the following matters were considered:

      1. The adoption of the Agreement of Affiliation and Plan of Merger with First Shenango Bancorp, Inc. ("Proposal One");

      2. The adoption of an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder from 20,000,000 to 40,000,000 ("Proposal Two");

      3. The adoption of an amendment to the Company's Articles of Incorporation to change the Company's name from "FirstFederal Financial Services Corp" to "Signal Corp" ("Proposal Three"); and

      4.   The election of six directors of the Company.

      The votes cast on Proposal One, Two and Three were as follows:


                                                                  BROKER
                                                                    NON-
                               FOR       AGAINST     ABSTAIN       VOTES
                            ---------    --------    --------    ---------
         Proposal One       4,197,525     10,186      37,718     1,441,852
                            ---------    --------    --------    ---------

         Proposal Two       5,574,712     71,219      41,948        -0-
                            ---------    --------    --------    ---------

         Proposal Three     5,610,881     37,422      39,576        -0-
                            ---------    --------    --------    ---------


      The votes cast for the election of directors were as follows:


                                          VOTE
                            FOR         WITHHELD
                         ---------     ---------
R. Victor Dix            5,639,219       48,660
Daniel H. Plumly         5,642,198       45,681
L. Dwight Douce          5,650,068       37,811
David J. Olderman        5,650,058       37,821
David C. Vernon          5,649,361       38,518
James J. Little          5,641,540       46,339

Messrs. Dix, Plumly, Douce and Olderman were elected for terms to expire in 2001, and Messrs. Vernon and Little were elected for terms to expire in 2000.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  Exhibit 2 - Form S-4 for the registration of Signal Capital Trust One's 8.67% Capital Securities was previously filed with the Securities and Exchange Commission on May 13, 1998

                  Exhibit 27 - Financial Data Schedule

          (b)     Reports on Form 8-K

                  - One report on Form 8-K was filed on May 1, 1998 with respect to the Company's earnings release for the quarter ended March 31, 1998.


All other items have been omitted as not required and not applicable under the instructions.
                                       16

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIGNAL CORP

                                      (Registrant)


Date August 14, 1998                  /s/ GARY G. CLARK
                                      Gary G. Clark
                                      Chairman and Chief Executive Officer
                                      (Duly Authorized Representative)


Date August 14, 1998                  /s/ JON W. PARK
                                      Jon W. Park
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)