Form 10-Q
period 1998-09-30
SIGNAL CORP
filed 1998-11-13
CIK 846814

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                     11,810,000
         (Class)                    (Shares Outstanding at October 31, 1998)

                       THIS FORM 10-Q CONTAINS 18 PAGES.
                               (NO EXHIBIT INDEX)




                                  SIGNAL CORP

                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

       Consolidated Balance Sheets as of September 30, 1998 and
       December 31, 1997                                                           3

       Consolidated Statements of Income for the Three and Nine Months
       Ended September 30, 1998 and 1997                                           4

       Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1998 and 1997                                           5

       Notes to Consolidated Financial Statements                                  6

       Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                      11

PART II.    OTHER INFORMATION

       Signatures                                                                 17


       Exhibit 27 Financial Data Schedule                                         18




                                  SIGNAL CORP
                                AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS ($000's)
                                  (unaudited)


                                                                        September 30               December 31
                                                                             1998                      1997
                                                                         -----------               -----------

ASSETS:
Cash and due from banks                                                  $    30,147               $    34,393
Securities available for sale (a)                                            363,983                   348,468
Securities held to maturity (b)                                               78,115                    70,959
Other short term investments                                                  17,745                    32,795
Loans held for sale                                                           54,180                    90,379
Loans and leases:
     Residential mortgage loans                                              638,127                   676,129
     Commercial loans                                                        109,219                    64,808
     Commercial mortgage loans                                               102,862                   101,582
     Commercial lease financing                                               54,312                    41,909
     Finance contracts                                                        17,175                     4,585
     Manufactured housing loans                                              240,683                   110,827
     Consumer loans                                                          178,862                   175,871
     Allowance for credit losses                                              (9,801)                   (8,773)
                                                                         -----------               -----------
     Net loans and leases                                                  1,331,439                 1,166,938
Premises and equipment, net                                                   23,130                    21,073
Intangible assets                                                             33,847                    32,062
Other assets                                                                  50,362                    35,320
                                                                         -----------               -----------
Total assets                                                             $ 1,982,948               $ 1,832,387
                                                                         ===========               ===========

LIABILITIES:
Deposits:
     Non-interest bearing demand                                         $    54,587               $    52,545
     Interest bearing                                                      1,263,563                 1,204,351
                                                                         -----------               -----------
Total deposits                                                             1,318,150                 1,256,896
Short term borrowings                                                        109,531                   124,275
Long term debt                                                               304,581                   270,693
Company obligated mandatorily redeemable preferred
 securities                                                                   50,000                      --
Other liabilities                                                             39,507                    27,926
                                                                         -----------               -----------
Total liabilities                                                          1,821,769                 1,679,790

SHAREHOLDERS' EQUITY:
     Preferred stock (c)                                                       9,671                     9,917
     Common stock (d)                                                         11,802                     9,748
     Additional paid-in capital                                               59,113                    64,276
     Retained earnings                                                        80,046                    75,947
     Treasury stock, at cost                                                  (1,271)                   (8,535)
     Accumulated other comprehensive income                                    1,818                     1,244
                                                                         -----------               -----------
TOTAL SHAREHOLDERS' EQUITY                                                   161,179                   152,597
                                                                         -----------               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 1,982,948               $ 1,832,387
                                                                         ===========               ===========

(a) Amortized cost of $360,806 as of September 30, 1998 and $346,613 as of
    December 31, 1997.
(b) Market value of $78,660 as of September 30, 1998 and $71,059 as of December 31, 1997.
(c) Preferred stock, no par value; authorized 1,500,000 shares; Series B 419,242 and 429,892 issued and outstanding, respectively.
(d) Common stock, $1.00 par value; authorized 40,000,000 shares; 11,802,101 (net of 103,675 treasury shares),
    11,754,620 (net of 821,083 treasury shares), respectively.


See accompanying notes to Consolidated Financial Statements.



                                  SIGNAL CORP
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                         ($000's except per share data)
                                  (unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                       September 30
                                                  ---------------------------------------------------------------

                                                      1998              1997             1998              1997
                                                  ---------------------------------------------------------------
INTEREST INCOME:
 Loans and leases                                  $ 27,994          $ 23,754          $ 80,669          $ 63,851
 Securities available for sale                        5,713             6,959            17,931            17,195
 Securities held to maturity                          1,443             1,221             3,520             3,949
 Other                                                  298               512             1,696             1,363
                                                  ---------------------------------------------------------------
Total interest income                                35,448            32,446           103,816            86,358
INTEREST EXPENSE:
Deposits                                             15,140            12,277            44,348            33,747
Short-term borrowings                                 1,449             3,432             4,222             9,128
Long-term debt and mandatorily
   redeemable preferred securities                    5,995             5,286            17,405            12,826
                                                  ---------------------------------------------------------------
Total interest expense                               22,584            20,995            65,975            55,701
                                                  ---------------------------------------------------------------
NET INTEREST INCOME                                  12,864            11,451            37,841            30,657
Provision for credit losses                             706               461             3,940             1,118
                                                  ---------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                     12,158            10,990            33,901            29,539
Non-interest income
Manufactured housing income                           1,117             4,100             6,675            12,739
Mortgage banking income                               4,642             1,761             7,838             3,050
Customer service fee income                           2,527             1,156             6,341             3,541
Net securities gains                                    360               279               400               353
Other                                                   633             1,522             3,265             1,754
                                                  ---------------------------------------------------------------
Total non-interest income                             9,279             8,818            24,519            21,437
NON-INTEREST EXPENSE:
Personnel                                             5,787             5,399            18,055            13,607
Net occupancy expense                                 1,142             1,114             3,833             2,786
Outside services, data processing and
 communications                                       1,481             1,214             4,020             2,903
Professional fees                                       579               457             2,065             1,067
Amortization of intangibles                             806               354             2,112             1,019
Other                                                 3,090             3,095             8,239             6,776
Nonrecurring expenses                                  --               1,209             7,336             1,209
                                                  ---------------------------------------------------------------
Total non-interest expense                           12,885            12,842            45,660            29,367
                                                  ---------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            8,552             6,966            12,760            21,609
Provision for income taxes                            2,980             2,582             4,811             7,620
                                                  ---------------------------------------------------------------
NET INCOME                                         $  5,572          $  4,384          $  7,949          $ 13,989
                                                  ===============================================================
Net income applicable to common stock              $  5,398          $  3,994          $  7,427          $ 12,790
NET INCOME PER COMMON SHARE:
     Basic                                         $   0.46          $   0.42          $   0.65          $   1.45
     Diluted                                       $   0.43          $   0.35          $   0.63          $   1.17

See accompanying notes to Consolidated Financial Statements.



                                  SIGNAL CORP
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


For the Nine Months Ended September 30: ($000's)                              1998                  1997
                                                                         ---------               ----------

OPERATING ACTIVITIES:
Net income                                                                $   7,949              $  13,989
Adjustments to reconcile net income to net cash provided by
operating activities:
     Provision for credit losses                                              3,940                  1,118
     Depreciation and amortization                                            5,727                  2,839
     Employee stock ownership expense                                         1,593                    225
     Net securities gains                                                      (400)                  (353)
     Net gain on sales of loans                                              (8,920)                (7,534)
     Proceeds from sales of loans held for sale                             433,585                231,416
     Originations of loans held for sale                                   (388,466)              (215,164)
     Increase in other assets                                               (13,298)               (26,748)
     Increase in other liabilities                                           11,581                  3,556
                                                                          ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    53,291                  3,344

INVESTING ACTIVITIES:
Proceeds from calls, paydowns and maturities of
   securities available for sale                                            175,293                 56,519
Proceeds from sales of securities available for sale                         32,809                 30,375
Purchases of securities available for sale                                 (228,880)              (198,949)
Purchases of securities held to maturity                                    (25,000)                  (592)
Proceeds from maturities of securities held to maturity                      17,844                 11,321
(Increase) decrease in other short-term investments                          15,050                (25,511)
Increase in loans and leases                                               (168,441)               (48,544)
Purchases of premises and equipment, net                                     (5,650)                (3,896)
Cash paid in acquisitions of subsidiary                                        --                   (2,000)
Net assets acquired in branch acquisitions                                     --                  (27,914)
Net cash from purchases of subsidiaries and other
        acquisitions                                                           --                    2,556

                                                                          ---------              ---------
NET CASH USED BY INVESTING ACTIVITIES                                      (186,975)              (206,635)

FINANCING ACTIVITIES:
Increase in core deposits                                                    61,254                 34,443
Acquisitions of deposits                                                       --                  150,844
Net change in short-term borrowings                                         (14,744)                17,126
Proceeds from issuance of mandatorily redeemable
   preferred securities                                                      50,000                   --
Net change in long-term debt                                                 33,888                  9,856
Cash dividends paid                                                          (3,850)                (3,494)
Purchases of treasury stock                                                    --                     (722)
Proceeds from common stock transactions                                       2,313                    700
Other, net                                                                      577                  1,821
                                                                          ---------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   129,438                210,574
                                                                          ---------              ---------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               (4,246)                 7,283
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                 34,393                 27,830
                                                                          ---------              ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                  $  30,147              $  35,113
                                                                          =========              =========


See accompanying notes to Consolidated Financial Statements.

                                  SIGNAL CORP
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

         The interim Consolidated Financial Statements reflect the Company's June 29, 1998 merger with First Shenango Bancorp, Inc. The merger was completed with the exchange of approximately 3,087,000 common shares of Signal Corp for all 2,161,000 of the outstanding shares of First Shenango. The merger has been treated as a pooling of interests and accordingly all prior period data has been restated to reflect the consolidation of First Shenango. Pursuant to the transaction the Company recorded $9.2 million ($6.3 million after-tax) in nonrecurring merger related charges in the quarter ended June 30, 1998. In addition, the three months ended September 30, 1997 reflect nonrecurring merger charges of $1.2 million ($1.0 million after-tax) incurred pursuant to the Company's July 8, 1997 acquisition of Summit Bank, N.A.

         In the opinion of management, the Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments except as discussed above) necessary to present fairly the financial condition of Signal Corp as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period reported herein are not necessarily indicative of results of operations to be expected for the entire year. Certain financial statement reclassifications have been made for 1997 to conform to classifications used in 1998.


(2)      EARNINGS PER SHARE

         Earnings per share is calculated by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The assumed conversion of convertible preferred stock and the exercise of stock options have been included in the calculation of diluted earnings per share.



         A reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                                   -------------------------------
                                                           1998                                       1997
                                        ----------------------------------------------------------------------------------
(000's)                                                                 Per                                        Per
                                                                       Share                                      Share
except per share                        Income          Shares         Amount        Income          Shares       Amount
----------------                        ------          ------         ------        ------          ------       ------
data
----
BASIC EPS
Net income
available to
  common shareholders                     $5,398         11,780         $   0.46      $3,994          9,597         $   0.42
EFFECT OF DILUTIVE
   SECURITIES
Stock options                                               149             0.01                        106             0.01
Convertible
Preferred
   Stock                                     174            892             0.02         390          2,758             0.06
                                        ------------------------------------------------------------------------------------

DILUTED EPS
Net income
available to
   common
shareholders
   plus assumed
   conversions                            $5,572         12,821         $   0.43      $4,384         12,461         $   0.35
----------------------------------------------------------------------------------------------------------------------------


                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                   ------------------------------
                                                           1998                                       1997
                                        ----------------------------------------------------------------------------------
(000's)                                                                 Per                                        Per
                                                                       Share                                      Share
except per share                        Income          Shares         Amount        Income          Shares       Amount
----------------                        ------          ------         ------        ------          ------       ------
data
----
BASIC EPS
Net income available
to common
shareholders                          $ 7,427          11,486         $   0.65      $12,790           8,832         $   1.45
EFFECT OF DILUTIVE
   SECURITIES
Stock options                                             145             0.01                          324             0.05
Convertible
Preferred
   Stock                                  522             898             0.01        1,199           2,808             0.23
                                        ------------------------------------------------------------------------------------

DILUTED EPS
Net income available
to common
shareholders
   plus assumed
   conversions                        $ 7,949          12,529         $   0.63      $13,989          11,964         $   1.17
----------------------------------------------------------------------------------------------------------------------------

(3)      DIVIDENDS ON COMMON AND PREFERRED STOCK

         On April 23, 1998, the Company's Board of Directors declared a five-for-four stock split, effecting a 25% stock dividend to shareholders of record on May 4, 1998. All prior period per share data has been restated to reflect this dividend.

         On July 22, 1998 the Company's Board declared a cash dividend of $0.11 per common share. The cash dividend was paid on August 21, 1998 to shareholders of record at August 3, 1998. The Board of Directors also declared a cash dividend of $0.40625 per share on the 6 1/2% Cumulative Convertible Preferred Stock, Series B. The dividend was paid on September 1, 1998 to shareholders of record at August 10, 1998.

         On October 19, 1998 the Company's Board of Directors declared cash dividends on its common and Series B preferred shares. The dividend payment on the common stock will be $0.11 per common share payable on November 20, 1998 to shareholders of record as of November 2, 1998. The Board declared a dividend of $0.40625 per share on the Cumulative Convertible, Series B, Preferred Stock. The dividends will be paid on December 1, 1998 to shareholders of record as of November 10, 1998.


(4)      Recently Issued Accounting Standards

         The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." The Statement requires additional reporting of items that affect comprehensive income but not net income. Items relevant to the Company include unrealized gains and losses on securities. Comprehensive income was as follows ($000's):


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30                      September 30
                                          ------------------------------------------------------------------
                                                   1998               1997           1998               1997
                                          ------------------------------------------------------------------
Net income                                       $5,572             $4,384         $7,949            $13,989
Unrealized gain on securities
    available for sale, net of tax                  881              1,364            574              1,821
                                          ------------------------------------------------------------------
Comprehensive income                             $6,453             $5,748         $8,523            $15,810
                                          ==================================================================


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

         In October, 1998 SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued. The statement provides accounting and reporting standards for mortgage backed securities retained after the securitization of mortgage loans held for sale. The statement is effective for the first quarter of 1999 and is not expected to have a material impact on the Company's financial statements.


(5)      LOANS HELD FOR SALE

         Loans held for sale amounted to $54.2 million of residential mortgage loans as of September 30, 1998 compared to $90.4 million at December 31, 1997 consisting of $40.4 million of residential mortgage loans and $50 million of manufactured housing loans.


(6)      ACQUISITION

         On June 29, 1998, the Company completed its acquisition of First Shenango Bancorp, Inc. ("First Shenango") by exchanging approximately 3,087,000 common shares of Signal Corp for all 2,161,000 of the outstanding shares of First Shenango. The merger has been treated as a pooling of interests. All prior period data has been restated. Pursuant to the transaction the Company has incurred $9.2 million ($6.3 million after-tax) in nonrecurring merger related costs in the second quarter of 1998. The costs are primarily for 1) transactions costs of $1.8 million ($1.5 million after-tax) for financial advisory services, and legal and accounting fees, 2) estimated operational costs of $5.6 million ($3.6 million after-tax) to integrate First Shenango into Signal including systems conversions, product conversions/introductions and the elimination of certain duplicated operations, and 3) an additional provision for credit risk of $1.8 million ($1.2 million after-tax).


(7)      DEFINITIVE MERGER AGREEMENT

         On August 10, 1998, the Company entered into a merger agreement with FirstMerit Corporation (Nasdaq:FMER). Under the terms of the agreement the Company will merge with and into FirstMerit. Shareholders will receive 1.32 shares of FirstMerit's common stock in exchange for each share of Signal Corp's common stock and one share of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock for each share of Signal 6 1/2% Cumulative Convertible Preferred Stock, Series B. Based on FirstMerit's August 10, 1998 closing price of $28.19 the transaction is valued at approximately $470 million. FirstMerit is a bank holding company with approximately $6.2 billion in assets. The transaction, which is intended to be accounted for as a pooling of interests, is subject to regulatory and shareholder approval and other customary conditions of closing, and is expected to be completed in the first quarter of 1999.


(8)      SIGNAL TRUST

         In February 1998, the Company formed Signal Capital Trust One ("Signal Trust"),a Delaware business trust. Signal Trust was formed for the purpose of
(i) issuing and selling $50 million of its 8.67% Capital Securities, Series A (the "Capital Securities"), referred to in the Consolidated Balance Sheet as "company obligated mandatorily redeemable preferred securities", and common securities (the "Common Securities"), (ii) investing the proceeds thereof in the 8.67% Junior Subordinated Deferrable Interest Debentures, Series A, issued by the Company (the "Signal Corp Debentures") and (iii) engaging in certain other limited activities. The Capital Securities were issued and sold to investors in a private placement exempt from the Securities Act of 1933 on February 10, 1998. The Company registered the Capital Securities with the Securities and Exchange Commission in June of 1998.


(9)      MANUFACTURED HOUSING

         The Company, through its subsidiary Mobile Consultants, Inc. (MCi) sells certain manufactured housing finance contracts (MHF contracts) to various financial institutions while retaining collection and recovery aspects of servicing.

         The Company's subsidiary, Signal Bank, N.A., purchases MHF contracts from MCi, a portion of which are periodically packaged in asset-backed securitizations (ABS pools) and sold to investors. Sales and securitizations totaled $100 million in the nine months ended September 30, 1998 and $150 million in the nine months ended September 30, 1997. It is anticipated that there will be no additional sales and securitizations in 1998. The aggregate amount of ABS pools serviced by the Company totaled $264.2 million at September 30, 1998 and $186.2 million at December 31, 1997.

         At the time of sale the Company records an asset, "retained interest in securitized assets" which represents the discounted cash flows to be received by the Company for 1) servicing income from ABS pools, 2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as overcollateralization, and 3) excess interest spread. These cash flows are projected and discounted over the expected life of the ABS pools using assumptions for credit risk, estimated prepayments and interest rates. The cash flows are subject to volatility that could materially affect operating results. Prepayments resulting from increased competition, obligor mobility, general and regional economic conditions and prevailing interest rates, as well as actual losses incurred, may vary from the performance the Company projects. Actual cash flow from the Company's six ABS pools have been less than originally projected. The original projections reflect assumed credit loss experience at a constant rate per year throughout the term of the pools. Actual credit loss experience typically occurs in ABS pools in the second through the fourth years at a rate in excess of the assumed constant annual rate resulting in lower than projected cash flows during these months. At September 30, 1998 management has determined that there is no permanent impairment that would require adjustment to the carrying value of the retained interest in securitized assets. Management continues to review the cash flow and actual performance of the ABS pools on a quarterly basis.

         The Company classifies the retained interest in securitized assets in two components on the Company's Consolidated Balance Sheet, 1) securities held for sale and 2) excess servicing included in the balance sheet as other assets. Total retained interest in securitized assets and excess servicing were $44.4 million and $27.0 million at September 30, 1998 and December 31, 1997, respectively.


         The components of manufactured housing income were as follows:

                                                                                               Nine Months
                                                       Three Months Ended                          Ended
                                                           September 30                        September 30
                                                ----------------------------------------------------------------
($000's)                                                 1998           1997               1998             1997
                                                ----------------------------------------------------------------
Gain on sale of ABS pools                                  --         $1,562             $2,650           $5,464
Manufactured housing brokerage fees                      $512          1,241              1,714            3,477
Servicing income on brokered MHF contracts                333          1,200              1,666            3,600
Servicing income on ABS pools                             272             97                645              198
     Total manufactured housing income                 $1,117         $4,100             $6,675          $12,739
                                                ================================================================

(10)     MORTGAGE BANKING INCOME

     The Company has sold certain residential mortgage loans to various investors while retaining servicing rights. Loans serviced for others totaled $596 million at September 30, 1998 and $521 million at December 31, 1997 and are not included in the accompanying Consolidated Financial Statements.

         The components of mortgage banking income were as follows:

                                                                                              Nine Months
                                                         Three Months Ended                      Ended
                                                            September 30                      September 30
                                                 ---------------------------------------------------------------
($000's)                                                       1998        1997             1998            1997
                                                 ---------------------------------------------------------------
Gain on sale of mortgage loans                               $3,643      $1,305           $6,270          $2,070
Mortgage servicing fees, net of amortization                    999         456            1,568             980
     Total mortgage banking income                           $4,642      $1,761           $7,838          $3,050
                                                 ===============================================================

                                  SIGNAL CORP
                                AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company's earnings for the quarter ended September 30, 1998 amounted to $5.6 million or $0.43 per share on a diluted basis. This compares favorably to earnings of $4.4 million or $0.35 per share on a diluted basis for the three month period ended September 30, 1997. Included in the quarter ended September 30, 1997 was $1.2 million ($1.0 million after-tax) in nonrecurring merger related costs pursuant to the Company's July 1997 acquisition of Summit Bank, N.A. Excluding the nonrecurring charges, earnings for the third quarter of 1997 amounted to $5.4 million or $0.43 per share on a diluted basis.

         The increased earnings were principally the result of higher net interest income of $1.4 million reflecting strong asset growth and enhanced asset yields and higher noninterest income of $0.5 million due to higher mortgage banking income and higher customer service fee income partially offset by lower manufactured housing income.

         Return on average assets (ROA) for the quarter ended September 30, 1998 was 1.14% as compared to 1.23 % for the comparable period of 1997 excluding the impact of the nonrecurring merger costs. Return on average shareholders' equity (ROE) was 14.06% as compared to 14.85%, excluding nonrecurring merger costs, for the comparable period in 1997. The Company's ratio of shareholders' equity to total assets decreased from 8.33% at December 31, 1997 to 8.13% at September 30, 1998, reflecting asset growth and improved leverage in 1998.

         Net interest income for the quarter increased $1.4 million to $12.9 million as compared to $11.5 million in the third quarter of 1997. This increase reflects growth in average loan and lease balances of $230 million partially offset by a $44 million decrease in average securities balances for the three month period ended September 30, 1998 compared to 1997. The increase in loan and lease balances are primarily due to higher manufactured housing and commercial loans. The Company is continuing the strategic diversification of its balance sheet by selling new residential mortgage loan production. The decline in the average securities balance is further reflective of the Company's efforts to increase its mix of higher yielding assets.

         The net interest margin of 2.84% for the quarter ended September 30, 1998 compares favorably to 2.73% for the third quarter of 1997. Yields on interest earning assets averaged 7.84% compared to 7.73% for the quarter ended September 30, 1997 reflecting a favorable change in the mix of loans and leases to higher yielding assets.

         The provision for credit losses was $706,000 compared to $461,000 in the third quarter of 1997. The increased provision reflects the continued growth in commercial and manufactured housing loan originations which inherently have a higher credit risk level than residential mortgage loans. Net chargeoffs as a percentage of average loans and leases for the third quarter of 1998 were 34 basis points (annualized) and 7 basis points (annualized) for the comparable quarter of 1997. Net charge-offs for the three months ended September 30, 1998 amounted to $1,096,000 which compares to charge-offs of $175,000 for the three months ended September 30, 1997. The increase in charge-offs is principally the result of the growth in manufactured housing loans. Nonperforming assets as a percentage of total assets were .42% at September 30, 1998 and .47% at December 31, 1997.

         Noninterest income increased $0.5 million for the third quarter of 1998 versus third quarter 1997 primarily due to increases of $2.9 million in mortgage banking income and of $1.4 million in customer service fee income, partially offset by lower manufactured housing income of $3.0 million. The increase in mortgage banking income reflects higher originations. Mortgage loan originations were $138.1 million in the three months ended September 30, 1998 which compares to $72.7 million in the three months ended September 30, 1997. The decline in manufactured housing income reflects the sale and securitization of manufactured housing loans in the third quarter of 1997. The Company did not securitize and sell manufactured housing loans in the third quarter of 1998. The Company anticipates increasing its portfolio of manufactured housing loans for the remainder of 1998 and does not plan to sell or securitize these loans.

         Noninterest expense, excluding 1997 nonrecurring merger charges, increased $1.3 million for the quarter ended September 30, 1998 as compared to the third quarter of 1997. The increase is comprised primarily of higher compensation expense, increased occupancy costs and other expenses necessary to support higher asset originations. In addition the third quarter of 1998 reflects a full three months of expense for seven new banking offices acquired in September 1997. Mortgage and manufactured housing loan originations amounted to $138.1 million and $93.4 million, respectively for the three months ended September 30, 1998 as compared to $72.7 million and $96.8 million, respectively in the three months ended September 30, 1997. Moreover, the Company has continued to grow its network of manufactured housing sales territories and has expanded into seven new states in 1998. The Company's efficiency ratio of 54.55% for the third quarter of 1998 compares favorably to 55.65% for the comparable quarter of 1997 and 62.50% for the second quarter of 1998.

         Net income for the nine months ended September 30, 1998 amounted to $7.9 million or $0.63 per share on a diluted basis which compares to $14.0 million or $1.17 per share on a diluted basis for the nine months ended September 30, 1997. Included in both 1998 and 1997 were nonrecurring merger related expenses incurred pursuant to acquisitions. Nonrecurring expenses amounted to $6.3 million on an after-tax basis in 1998 related to the June 29, 1998 acquisition of First Shenango Bancorp, Inc. and $1.0 million on an after-tax basis in 1997 related to the July 8, 1997 acquisition of Summit Bank, N.A. Excluding nonrecurring charges, net income and diluted earnings per share were $14.3 million and $1.14, respectively for the nine months ended September 30, 1998 and $15.0 million and $1.25, respectively for the nine months ended September 30, 1997.

         Net interest income increased $7.2 million in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 principally as a result of an increase in average interest earning assets of approximately $265 million primarily reflecting growth in the Company's manufactured housing and commercial loan portfolio and higher investment securities. As a result of the asset growth, asset yield and net interest margin increased in 1998 to 7.76% and 2.83%, respectively as compared to 7.58% and 2.69%, respectively in 1997.

         The Company's provision for credit losses increased $2.8 million reflecting $1.8 million in additional provision pursuant to the Company's acquisition of First Shenango Bancorp and a higher recurring provision reflecting the higher mix of manufactured housing loans and commercial loans which inherently have higher credit risk than residential mortgage loans. Net chargeoffs amounted to $2.9 million for the nine months ended September 30, 1998 which compares to $0.6 million for the comparable period of a year ago.

         Noninterest income increased to $24.5 million in the year-to-date period ended September 30, 1998 from $21.4 million for the year-to-date period ended September 30, 1997. The increase is primarily due to higher mortgage banking income of $4.8 million reflecting increased loan originations and higher customer service fee income of $2.8 million partially offset by lower manufactured housing income primarily due to lower gains on securitizations.

         Noninterest expense increased $16.3 million in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily due to higher nonrecurring merger related costs of $6.1 million and additional investments in asset origination capacity. The results for 1998 include incremental noninterest expenses of approximately $6.5 million pursuant to the Company's 1997 acquisitions of Summit Bank, N.A., Alpha Equipment Group, Inc., and Alliance Corporate Resources as well as the acquisition or construction of eleven new banking offices.

         Certain aspects of the Company's financial condition during 1998 are as follows ($000's):

                                  SEPTEMBER 30                       December 31                   Increase
                                          1998                              1997                 (Decrease)
                              ----------------               -------------------          -----------------
Securities available for sale         $363,983                          $348,468                    $15,515
Loans available for sale                54,180                            90,379                   (36,199)
Net loans and leases                 1,331,439                         1,166,938                   `164,501
Deposits                             1,318,150                         1,256,896                     61,254
Borrowings                             464,112                           394,968                     69,144

         The $15.5 million increase in securities available for sale reflects the February 1998 issuance of and investment of the proceeds of $50 million in 8.67% trust preferred securities partially offset by accelerated prepayments on mortgage related securities.

         Net loans and leases increased $164.5 million comparing September 30, 1998 to December 31, 1997 reflecting a $130 million increase in manufactured housing loans and a $58 million increase in commercial loans and leases partially offset by lower residential mortgages of $38 million reflecting the impact of mortgage loan sales and prepayments. The Company securitized and sold $50 million of manufactured housing finance contracts in both the first and second quarter of 1998. For the nine months ended September 30, 1998 originations of residential mortgage loans and manufactured housing contracts totaled $361 million and $243 million, respectively compared to $208 million and $227 million, respectively, for the comparable period of a year ago.

         Borrowings in 1998 have increased $69.1 million reflecting the necessity for additional funding given the combination of the rapid pace of asset originations and the Company's decision not to securitize and sell manufactured housing loans in the third quarter of 1998. Included in the increase is $50 million in 8.67% trust preferred securities issued in February 1998.

         Deposits increased $61.3 million comparing September 30, 1998 to December 31, 1997, reflecting the favorable results of sales and marketing efforts as well as increased balances in existing customer accounts.


CREDIT RISK

         The Company provides as an expense an amount for expected credit losses. The provision is based on the growth of the loan and lease portfolio and on recent loss experience. Actual losses on loans and leases are charged against the allowance for loan losses. The Company's provision for loan losses was $706,000 in the three months ended September 30, 1998 as compared to $461,000 in the three months ended September 30, 1997 and $3.9 million in the nine months ended September 30, 1998 as compared to $1.1 million in the nine months ended September 30, 1997. The increases in the provision reflect the shift in the mix of loans on the Company's balance sheet from traditional residential mortgages to commercial loans and manufactured housing loans both of which inherently have higher credit risk. Charge-offs, net of recoveries were $1.1 million and $175,000 for the three months ended September 30, 1998 and 1997, respectively. Net charge-offs as a percentage of average loans and leases were 34 basis points annualized in the three months ended September 30, 1998 as compared to 7 basis points annualized for the comparable period of 1997. Net charge-offs for the nine months ended September 30, 1998 amounted to $2.9 million which compares to net charge-offs of $618,000 for the nine months ended September 30, 1997.

         The Company defines underperforming assets as 1) nonaccrual loans and leases on which the ultimate collectibility of the full amount of interest is uncertain, 2) loans and leases which have been renegotiated to provide for a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, 3) loans and leases past due 90 days or more as to principal or interest and 4) other real estate owned. Underperforming assets, including nonaccrual loans of $6.4 million and $7.1 million, were $8.3 million and $8.5 million at September 30, 1998 and December 31, 1997, respectively.

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

         At September 30, 1998, shareholders' equity was $161.2 million, compared to $152.6 million at December 31, 1997, an increase of $8.6 million primarily reflecting net income for the nine months ended September 30, 1998. Shareholders' equity as a percentage of total assets as of September 30, 1998 was 8.13% compared to 8.33% as of December 31, 1997. The Federal Reserve Board has adopted risk-based capital guidelines which assign risk weightings to assets and off-balance sheet items and also define and set minimum capital requirements (risk-based capital ratios). The guidelines also define "well capitalized" ratios of Tier 1, total capital and leverage as 6%, 10% and 5% respectively. The Company's subsidiary banks, Signal Bank N.A., Summit Bank N.A., and First Federal Savings of New Castle exceeded the minimum guidelines for well capitalized institutions at September 30, 1998. At September 30, 1998, the Company had a Tier 1 risk-based capital ratio of 11.70%, a total risk-based capital ratio of 18.49% and a leverage ratio of 9.26%. At December 31, 1997, the Company had Tier 1 risk-based capital ratio of 8.18%, a total risk-based capital ratio of 12.89% and a leverage ratio of 5.23%.

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

DEFINITIVE MERGER AGREEMENT

         On August 10, 1998, the Company entered into a merger agreement with FirstMerit Corporation (Nasdaq:FMER). Under the terms of the agreement the Company will merge with and into FirstMerit. Shareholders will receive 1.32 shares of FirstMerit's common stock in exchange for each share of Signal Corp's common stock and one share of FirstMerit 6 1/2% Cumulative Convertible
Preferred Stock for each share of Signal 6 1/2% Cumulative Convertible
Preferred Stock, Series B. Based on FirstMerit's August 10, 1998 closing price of $28.19 the transaction is valued at approximately $470 million. FirstMerit is a bank holding company with approximately $6.2 billion in assets. The transaction, which is anticipated to be accounted for as a pooling of interests, is subject to regulatory and shareholder approval and other customary conditions of closing, and is expected to be completed in the first quarter of 1999.


IMPACT OF THE YEAR 2000

         The Year "2000" issue arises from computer programs that were written using two digits rather than four to define the applicable year. As a result computer systems and date-sensitive software may have a difficult time distinguishing between the year 2000 and the year 1900, causing potential disruptions of operations, including, among other things, potential miscalculations or an inability to process transactions.

         The Company has based its response to the Year 2000 issue on regulatory guidelines published by the Federal Financial Institutions Examinations Council (FFIEC). The FFIEC considers five general phases: awareness, assessment, renovation, validation and implementation. The Company has essentially completed the awareness, assessment, and renovation phases.

         The awareness phase involves defining the Year 2000 problem and establishing an overall strategy to address the problem. The Company defines Year 2000 compliance as accurately processing date/time data including calculating, comparing and sequencing from, into, and between the twentieth and twenty-first centuries. The Company began the assessment phase in 1997, has executive sponsorship and has assigned a project manager to manage the development and implementation of the Company's plan.

         The assessment phase defines the size and complexity of the problem and determines the resources necessary to address the Year 2000 issues. During this phase the Company has conducted a comprehensive review of its computer systems to identify systems and applications that could be adversely affected by the "Year 2000". The Company's data processing for its banking subsidiaries is performed primarily utilizing outside vendors, consequently the Company is very dependent on those vendors to conduct its business. To date, the Company has been informed that its primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998. The computer systems of the Company's manufactured housing loan origination subsidiary, Mobile Consultants, Inc. (MCi) were developed and are maintained internally. As of September 30, 1998 MCi had completed its assessment and was in the process of renovating and testing its various processes. MCi's applications and systems are expected to be substantially Year 2000 compliant by December 31, 1998. In addition the Company has reviewed substantially all of its computer hardware for Year 2000 compliance. The Company has also completed its assessment of possible Year 2000 issues related to its non-information technology systems including cash vaults, alarm systems, and HVAC and has determined that these systems are essentially Year 2000 compliant. Lastly, the Company has begun to assess the Company's Year 2000 risks related to its customers including both commercial borrowers and commercial depositors. Surveys have been sent to all commercial borrowers and the Company is in process of reviewing the results and responding to potential issues.

         The purpose of the renovation phase is to ensure all date routines have been corrected to properly address Year 2000 issues. Given the Company's reliance on third party vendors for its mission critical functions the Company is working closely with its three main service providers. The service provider of the Company's largest subsidiary, Signal Bank, N.A., has begun testing mission critical applications with Company data and has found the tested systems to be Year 2000 compliant. The Company's other banking subsidiaries, Summit Bank, N.A. (Summit), and First Federal Savings of New Castle (New Castle) utilize service providers that have not as yet begun testing their systems with Company data. The Company expects these providers to provide Year 2000 compliant systems in a timely manner however there can be no assurance. In the event these providers fail to show the necessary progress the Company will covert the systems of Summit and New Castle to the service provider for Signal Bank.

         The validation and implementation phases encompass testing the renovated systems to ensure compliance as well as the conversion of the validated systems to production or "live" systems.

         Management does not expect Year 2000 costs to have a significant impact on its financial position or results of operations however, there can be no assurance that third party vendors systems will meet the Company's compliance definition which could result in additional unexpected costs to the Company.

         Total Year 2000 costs to the Company are expected to amount to approximately $2.0 million principally in the form of capital expenditures to replace noncompliant hardware and software. Year 2000 expenditures through September 30, 1998 were approximately $300,000. It is expected that all Year 2000 costs will be funded through operating cash flows.


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

PART II.     OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

                     Exhibit 27 - Financial Data Schedule

            (b)      Reports on Form 8-K

                     - One report on Form 8-K was filed on July 8, 1998 with respect to the announcement of the consummation of the Company's acquisition of First Shenango Bancorp, Inc.

                     - One report on Form 8-K was filed on August 14, 1998 with respect to the Company entering into a definitive merger agreement with FirstMerit.

                     - One report on Form 8-K/A was filed on August 31, 1998 with respect to the required Financial
                     Statements and Pro Forma Financial Information pursuant to the Company's June 29, 1998 acquisition of First Shenango Bancorp, Inc.

All other items have been omitted as not required and not applicable under the instructions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIGNAL CORP

                                          (Registrant)


Date: November 13, 1998                   /s/ GARY G. CLARK
                                          Gary G. Clark
                                          Chairman and Chief Executive Officer
                                          (Duly Authorized Representative)


Date: November 13, 1998                   /s/ JON W. PARK
                                          Jon W. Park
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)